Form 10-Q
period 1996-03-31
ALRENCO INC
filed 1996-05-15
CIK 1003521

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          --------------------------

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                       Commission File Number  0-27490

                                 ALRENCO, INC.
             (Exact name of registrant as specified in its charter)


                     Indiana                        35-1480655
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)


                            1736 East Main Street
                          New Albany, Indiana  47150
                               (812) 949-3370

                 (Address, including zip code, and telephone number, including area code of registrant's principal executive offices)



                                     NONE
                   (Former name, former address and former
                   fiscal year if changed since last report)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X     No
                                              ----     ----



The number of shares outstanding of the issuer's common stock, as of the close of business May 8, 1996: 4,424,200.

                                ALRENCO, INC.


                                   INDEX



PART I.   Financial Information
                                                                        Page No.

          Item 1. Financial Statements

          Condensed Balance Sheets as of December 31,
           1995 and March 31, 1996.                                         3

          Condensed  Statements of Earnings for
           the three months ended March 31, 1996 and 1995.                  4

          Condensed Statements of Cash Flows for the three
           months ended March 31, 1996 and 1995.                            5

          Notes to the Condensed Financial Statements                       6


          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           7


PART II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                         9


SIGNATURES                                                                  10

                                 ALRENCO,  INC.
                                 Balance Sheets

                                                          March 31,                     December 31,
                                                            1996                            1995
                                                        ------------                   -------------
                            ASSETS

Cash                                                    $   806,438                     $    27,041
Rental Merchandise, net                                  16,079,806                      13,115,368
Prepaid Expenses and other assets                           902,666                       1,480,759
Deferred income taxes                                        18,699                          18,699
Property Assets, net                                      2,528,227                       1,402,409
Loan to stockholder                                          64,384                          64,384
Intangible Assets, net                                    8,829,571                       4,868,590
                                                        ------------                   -------------
                                                        $29,229,791                     $20,977,250
                                                        ------------                   -------------
                                                        ------------                   -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable - trade                                $ 1,959,531                     $ 1,763,272
Accrued Liabilities                                       1,376,312                       1,542,621
Taxes other than income                                     360,996                         330,530
Debt                                                      3,916,889                      12,865,239
                                                        ------------                   -------------
                                                          7,613,728                      16,501,662

Stockholders' equity
    Preferred stock, no par; 1,000,000
      shares authorized; none issued
      or outstanding                                         --                              --

    Common  stock, no par; 20,000,000
      shares authorized, 4,424,200 shares
      issued and outstanding  at March 31, 1996
      and 3,000,000 shares issued and
      outstanding December 31, 1995                      17,759,298                           1,500
    Unamortized value of stock award                     (1,318,199)                         --
    Retained Earnings                                     5,174,964                       4,474,088
                                                        ------------                   -------------
                                                         21,616,063                       4,475,588
                                                        ------------                   -------------
                                                        $29,229,791                     $20,977,250
                                                        ------------                   -------------
                                                        ------------                   -------------


       The accompanying notes are an integral part of these statements

                                 ALRENCO, INC.
                             Statements Of Earnings
              For the Three Months Ended March 31, 1996 and 1995

                                                                         March 31,
                                                        --------------------------------------------
                                                            1996                           1995
                                                         (Unaudited)                    (Unaudited)
                                                        ------------                   -------------
REVENUE
Rentals and fees                                         $12,107,892                    $ 8,171,187
Sales                                                        275,782                        147,185
Other                                                        175,743                        100,899
                                                        ------------                   -------------
     Total Revenues                                       12,559,417                      8,419,271

OPERATING EXPENSES
Direct store expenses
     Depreciation of rental merchandise                    2,702,024                      2,201,465
     Cost of Sales                                           146,160                        101,986
     Salaries and other expenses                           6,683,303                      4,663,930
                                                        ------------                   -------------
                                                           9,531,487                      6,967,381

General and administrative expenses                        1,539,826                        963,562
Amortization of intangibles                                  155,462                         48,360
                                                        ------------                   -------------
     Total operating expenses                             11,226,775                      7,979,303
                                                        ------------                   -------------
     Operating Profit                                      1,332,642                        439,968
Interest expense                                             141,766                        185,949
                                                        ------------                   -------------
Earnings before income taxes                               1,190,876                        254,019
Income tax expense                                           490,000                        115,141
                                                        ------------                   -------------
     NET EARNINGS                                        $   700,876                    $   138,878
                                                        ------------                   -------------
                                                        ------------                   -------------
Weighted average shares outstanding                        3,978,995                      3,105,000
Earnings per common share                                $      0.18                    $      0.04
                                                        ------------                   -------------
                                                        ------------                   -------------


The accompanying notes are an integral part of these statements

                                 ALRENCO, INC.
                            Statements of Cash Flows
              For the Three Months Ended March 31, 1996 & 1995


                                                                         March 31,
                                                        --------------------------------------------
                                                            1996                           1995
                                                         (Unaudited)                    (Unaudited)
                                                        ------------                   -------------
Cash Flows from operating activities
   Net Earnings                                          $   700,876                    $   138,828
   Adjustments to reconcile net earnings to
    net cash provided by operating activities
             Depreciation of rental merchandise            2,702,024                      2,201,465
             Depreciation of property assets                 128,997                         79,829
             Amortization of intangibles                     155,462                         43,360
             Other                                           (27,234)                             -
   Changes in operating assets and
    liabilities net of effects of acquisitions
             Rental merchandise                           (3,479,031)                    (1,550,880)
             Prepaid expenses and other                      568,093                        143,574
             Accounts payable - trade                        196,259                         60,085
             Accrued liabilities                             (14,508)                        53,125
             Income taxes payable                             30,466                       (112,011)
                                                        ------------                   -------------
                   Net cash provided by
                    operating activities                     961,404                      1,062,375
Cash flows from investing activities
         Purchases of property assets                       (526,315)                      (100,619)
         Proceeds from sale of property assets                     -                        196,667
         Acquisition of businesses                        (6,995,140)                         -----
                                                        ------------                   -------------
                   Net cash provided by (used in)
                    investing activities                  (7,521,455)                        96,048
Cash flows from financing activities
         Proceeds from initial public offering  - net     16,287,798                              -
         Increase (decrease) in line of credit            (8,948,350)                      (771,535)
                                                        ------------                   -------------
                   Net cash provided by (used in)
                    financing activities                   7,339,448                       (771,535)
                                                        ------------                   -------------
           NET INCREASE  IN CASH                             779,397                        386,888
Cash at beginning of period                                   27,041                         23,927
                                                        ------------                   -------------
Cash at end of period                                    $   806,438                    $   410,815
                                                        ------------                   -------------
                                                        ------------                   -------------
Supplemental cash flow information
Cash paid during the period for
         Interest                                        $   141,766                    $   185,949
         Income taxes                                    $ 1,291,340                    $   656,419


              The accompanying notes are an integral part of these statements

                                 ALRENCO, INC.

                   Notes to Condensed Financial Statements

1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 1996 and March 31, 1995, the results of operations for the three month periods ended March 31, 1996 and March 31, 1995, and the results of operations for the three month periods ended March 31, 1996 and March 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

2. On February 29, 1996, the company entered into a formal agreement with a bank for a $16,150,000 continuing line of credit facility. This agreement replaces a similar, smaller facility with the same bank and carries a three-year term with interest rates ranging from prime rate plus 1/2% to prime rate plus 1-3/4% depending upon level of indebtedness. Under the terms of the agreement, the company is required to pay 1/2 of 1% per annum on the unused portion of the facility. As of March 31, 1996 the company had outstanding loans under the agreement of $3,916,889.

3. The company purchased 14 rental-purchase stores from a company doing business as Easy Rentals on March 1, 1996 for cash of approximately $6.5 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of the acquired stores have been included in the operating results of the company since March 1, 1996. On August 31,1995, the Company purchased 15 rental-purchase stores for $5.95 million which was accounted for as a purchase. The operating results are included in the operating results of the company since August 31, 1995.
The following summary, prepared on a pro forma basis, combines the results of operations as if the stores had been acquired at the beginning of each of the periods presented after including the effect of adjustments for amortization of intangibles and interest expense on acquisition debt.

                                                          03/31/96                       03/31/95
                                                        ------------                   -------------
          Revenue......................................  $14,257,000                    $13,002,000
          Net Earnings                                   $   664,000                    $   317,000
          Earnings per common share                      $       .17                    $       .10


4. Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-Based Compensation", is effective for 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation under pre-existing accounting standards. The pro forma disclosures required pursuant to this election for the three months ended March 31, 1995 and 1996 have not been presented because the effect on net income of the provisions of SFAS 123 is not material. Since the number of stock options that may be granted in the future is not predictable, the effect that SFAS 123 would have on future periods is not known.

5. On January 23, 1996, the Company completed an initial public offering of its stock. In conjunction with this offering the Company awarded 105,000 shares of restricted stock to two key employees. The awards vest at the end of seven years. At the date of grant, the fair value of such shares was $1,470,000. Compensation will be charged to earnings over the seven year vesting period. Additionally, 101,247 stock options were issued to directors and employees under a stock incentive plan.

                                 ALRENCO, INC.

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

GENERAL

In March and April 1996, the company acquired seven rental-purchase stores in four separate transactions. The impact of these acquisitions on the quarter ended March 31, 1996 was not significant.

RESULTS OF OPERATIONS

              REVENUE. Revenue increased $4.1 million or 49.2% to $12.6 million for the quarter ended March 31, 1996 from $8.4 million in the comparable quarter in 1995. Revenue from same store operations accounted for $943,100, or 23.0% of the increase for the quarter, and revenue from acquired stores accounted for $3.2 million or 77.0% of the increase. Management believes that the increase in revenue for the period was primarily attributable to continued improved performance of the stores acquired in the 1994 acquisition, and the addition of revenue from the stores acquired in the 1995 acquisition. Also contributing to the increase was $867,000 in revenue generated in March 1996 by the acquisition of the Easy Rental stores.

              DEPRECIATION OF RENTAL MERCHANDISE. Depreciation of rental merchandise increased $500,600 or 22.7% to $2.7 million for the quarter ended
March 31, 1996 from $2.2 million in the comparable quarter in 1995.   As a
percentage of revenue, depreciation of rental merchandise decreased to 21.5% for the three months ended March 31, 1996 from 26.1% for the comparable period in 1995, primarily as a result of the change in the Company's depreciation method for new rental merchandise, the effect of lower acquisition cost allocations for the 1995 acquisition stores, and increased revenue per item on rent.

              OTHER DIRECT STORE EXPENSES. Other direct store expenses increased $2.1 million or 43.3% to $6.8 million for the quarter ended March 31, 1996 from $4.8 million for the same period in 1995. This increase was primarily attributable to the additional costs incurred in connection with the operation of the stores acquired in the 1995 acquisition.

              GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $576,300 or 59.8% to $1.5 million for the quarter ended March 31, 1996 from $963,600 in the comparable quarter in 1995 primarily attributable to additional corporate and administrative personnel needed to support the 1994 and 1995 acquisitions and future store acquisitions. Corporate and administrative personnel levels are not expected to increase significantly over the forseeable future.

              AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $107,100 or 221.2% to $155,500 for the quarter ended March 31, 1996 primarily as a result of intangible assets created by the 1995 acquisition.

              INTEREST EXPENSE. Interest expense decreased $44,200 or 23.8% to $141,800 for the quarter, primarily as a result of reduced debt levels. Proceeds from the Company's initial public offering was used to repay outstanding debt in January 1996.

              NET EARNINGS. Net earnings increased $562,000 or 404.7% to $700,900 for the quarter from $138,900 for the comparable quarter in 1995. As a percentage of revenue, net earnings increased to 5.3% for the quarter ended March 31, 1996 from 1.6% for the comparable period in 1995. This increase is primarily attributable to improvement in operating margins for the stores acquired in the 1994 acquisition and generally high operating margins for the stores acquired in the 1995 acquisition. In addition, the fourteen stores acquired on February 29, 1996 generated approximately $118,000 of net earnings in the month of March, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     On January 23, 1996, the company completed an initial public offering of stock. In this transaction, 1,100,000 shares were offered by the company and 700,000 shares were offered by a selling shareholder at the price of $14.00 per share. On February 26, 1996, the underwriters of the offering exercised part of their over-allotment option for 219,200 shares. Net proceeds to the Company from these transactions amounted to $16.3 million. A portion of the net proceeds was used to repay all outstanding indebtedness under the Loan Agreement.

     On February 29, 1996, the company entered into a formal agreement with a bank for a $16.2 million continuing line of credit facility. This agreement replaces a similar, smaller facility with the same bank and carries a three-year term with interest rates ranging from prime rate plus 1/2% to prime rate plus 1-3/4% depending upon level of indebtedness. Under the terms of the agreement, the company is required to pay 1/2 of 1% per annum on the unused portion of the facility. As of March 31, 1996 the company had outstanding loans under the agreement of $3.9 million.

     Uses of cash during the three month period ended March 31, 1996 included the purchase of merchandise inventory in the amount of $3.5 million, the purchase of property assets in the amount of $526,300, the acquisition of businesses in the amount of $7.0 million, and the net repayment of debt of $8.9 million.

                                 ALRENCO, INC.

                         PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this report:

          10 - Financing Agreement dated as of February 29, 1996, between the
                Registrant and Star Bank N.A.

          27 - Financial Data Schedule

     (b) On March 15, 1996, the Registrant filed a report on form 8-K to disclose the acquisition, effective as of March 1, 1996, of 4 rental-purchase stores doing business under the name "Easy Rental".

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date:  May 14, 1996
                                       ALRENCO, INC.
                                       -------------
                                       (Registrant)
                                       -------------

                                           /s/ Theodore H. Wilson
                                           -----------------------------------
                                           Theodore H. Wilson, Executive
                                            Vice President and Chief Financial
                                            Officer