Form 10-K405/A
period 1995-12-31
ALRENCO INC
filed 1996-05-23
CIK 1003521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                                ---

     Aggregate market value of the 2,019,200 shares of Common Stock held by non-affiliates of the registrant at the closing sales price on March 11, 1996:
$31,045,200.

     Number of shares of Common Stock outstanding as of the close of business on
March 11, 1996:   4,424,200.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement relating to the 1996 Annual Meeting of Shareholders of Alrenco, Inc., are incorporated into Part III of this report.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following amended financial statements of Alrenco, Inc. are filed as a part of this Amendment.

                                                                            Page
                                                                            ----
     Report of Independent Certified Public Accountants                      F-1
     Report of Independent Certified Public Accountants                      F-2
     Balance Sheets - December 31, 1995 and 1994                             F-3
     Statements of Earnings - Years ended December 31,
       1995, 1994 and 1993                                                   F-4
     Statement of Stockholders' Equity - Years ended
       December 31, 1995, 1994 and 1993                                      F-5
     Statements of Cash Flows - Years ended
       December 31, 1995, 1994 and 1993                                      F-6
     Notes to Financial Statements                                           F-8


     The foregoing financial statements, filed as a part of the Form 10-K dated March 26, 1996, have been amended to correct certain errors on the balance sheet as of December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 23, 1996





                              ALRENCO, INC.



                              By: /s/ Theodore H. Wilson
                                  -------------------------------------------
                                  Theodore H. Wilson, Executive Vice President
                                  and Chief Financial Officer

                  Report of Independent Certified Public Accountants



Board of Directors
Alrenco, Inc.


We have audited the accompanying balance sheets of Alrenco, Inc. (an Indiana corporation) as of December 31, 1995 and 1994, and the related statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alrenco, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note A to the accompanying financial statements, the Company, on January 1, 1994, changed its method of accounting for investments and on January 1, 1995, changed its method of depreciating rental merchandise.

GRANT THORNTON LLP

Dallas Texas
February 2, 1996

                  Report of Independent Certified Public Accountants


Board of Directors
Alrenco, Inc.


We have audited the accompanying statements of earnings, stockholders' equity, and cash flows for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Alrenco, Inc. and its cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

WELENKEN HIMMELFARB & CO.

Louisville, Kentucky
January 28, 1994

                                   Alrenco, Inc.

                                   BALANCE SHEETS

                                    December 31,

    ASSETS                                  1995            1994
                                         -----------      ----------
Cash                                     $    27,041       $    23,927
Rental merchandise, net
   On rent                                 9,999,312         7,032,048
   Held for rent                           3,116,056         2,304,352
                                         -----------       ----------
                                          13,115,368         9,336,400

Investments                                        -           435,369
Prepaid expenses and other assets          1,480,759           778,695
Deferred income taxes                         18,699           200,088
Property assets, net                       1,402,409         1,256,984
Loan to stockholder                           64,384            56,918
Intangible assets, net                     4,868,590           592,208
                                         -----------       -----------
                                         $20,977,250       $12,680,589
                                         -----------       -----------
                                         -----------       -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                 $ 1,763,272       $ 1,007,484
Accrued liabilities                        1,542,621         1,062,352
Taxes other than income                      330,530           170,452
Debt                                      12,865,239         7,201,208
                                         -----------       -----------
                                          16,501,662         9,441,496

Stockholders' equity
   Preferred stock, no par; 1,000,000
     shares authorized; none issued
     or outstanding                                -                 -
   Common stock, no par; 20,000,000
     shares authorized; 3,000,000
     shares issued and outstanding             1,500             1,500
   Unrealized gains on investments,
     net of taxes                                  -            30,097
   Retained earnings                       4,474,088         3,207,496
                                         -----------       -----------
                                           4,475,588         3,239,093
                                         -----------       -----------
                                         $20,977,250       $12,680,589
                                         -----------       -----------
                                         -----------       -----------



        The accompanying notes are an integral part of these statements.

                                 Alrenco, Inc.

                             STATEMENTS OF EARNINGS

                              Year ended December 31,



                                         1995            1994           1993
                                     -----------      -----------    -----------
Revenue
   Rentals and fees                  $37,575,639      $27,800,152    $22,283,272

Operating expenses
   Direct store expenses
    Depreciation of rental
      merchandise                      9,099,579        7,482,614      5,888,777
    Other                             20,923,600       14,380,485     10,076,162
                                     -----------      -----------    -----------
                                      30,023,179       21,863,099     15,964,939

   General and administrative
     expenses                          4,338,583        3,677,674      3,650,029
   Litigation settlement                       -                -        625,000
   Amortization of intangibles           284,901           97,134         30,625
                                      ----------       ----------    -----------

      Total operating expenses        34,646,663       25,637,907     20,270,593
                                      ----------       ----------    -----------

      Operating profit                 2,928,976        2,162,245      2,012,679

Other expense (income)
   Interest expense                      894,003          461,130        281,178
   Gain on sale of investments           (99,930)               -              -
                                      ----------       ----------    -----------
                                         794,073          461,130        281,178
                                      ----------       ----------    -----------

      Earnings before income taxes     2,134,903        1,701,115      1,731,501

Income tax expense                       868,311          739,287        721,561
                                      ----------       ----------    -----------

      NET EARNINGS                    $1,266,592       $  961,828    $ 1,009,940
                                      ----------       ----------    -----------
                                      ----------       ----------    -----------

Earnings per common share             $      .41       $      .31    $       .33
                                      ----------       ----------    -----------
                                      ----------       ----------    -----------


        The accompanying notes are an integral part of these statements.

                                Alrenco, Inc.

                      STATEMENT OF STOCKHOLDERS' EQUITY



                                              Common stock                      Net
                                            ----------------    Retained     unrealized
                                            Shares    Amount    earnings        gain         Total
                                          ---------  --------  ----------    ----------   ----------
Balance at January 1, 1993                3,000,000    $1,500  $1,235,728      $      -   $1,237,228

Net earnings                                      -         -   1,009,940             -    1,009,940
                                          ---------    ------  ----------      --------   ----------
Balance at December 31, 1993              3,000,000     1,500   2,245,668             -    2,247,168

Unrealized gains from initial adoption
   of Statement of Financial Accounting
   Standards No, 115 effective
   January 1, 1994, net of tax of
   $24,972                                        -         -           -        35,313       35,313

Net change in unrealized gains, net
   of tax of $3,689                               -         -           -        (5,216)      (5,216)

Net earnings                                      -         -     961,828             -      961,828
                                          ---------    ------  ----------      --------   ----------

Balance at December 31, 1994              3,000,000     1,500   3,207,496        30,097    3,239,093

Net change in unrealized gains, net
   of tax of $21,283                              -         -           -       (30,097)     (30,097)

Net earnings                                      -         -   1,266,592             -    1,266,592
                                          ---------    ------  ----------      --------   ----------

Balance at December 31, 1995              3,000,000    $1,500  $4,474,088      $      -   $4,475,588
                                          ---------    ------  ----------      --------   ----------
                                          ---------    ------  ----------      --------   ----------




        The accompanying notes are an integral part of these statements.

                                   Alrenco, Inc.

                              STATEMENTS OF CASH FLOWS

                               Year ended December 31,

                                                     1995             1994              1993
                                                ------------      ----------        -----------
Cash flows from operating activities
   Net earnings                                 $  1,266,592      $   961,828       $ 1,009,940
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities
       Depreciation of rental merchandise          9,099,579        7,482,614         5,888,777
       Depreciation of property assets               373,502          271,775           138,620
       Amortization of intangibles                   284,901           97,134               914
       Loss on sale of property assets                13,353              671                 -
       Deferred income taxes                         202,672          263,060          (296,659)
       Other                                               -                -          (159,221)
       Gain on sale of investments                   (99,930)               -                 -
   Changes in operating assets and liabilities,
     net of effects of acquisitions
       Rental merchandise                        (10,888,866)      (9,108,973)       (6,146,605)
       Prepaid expenses and other                   (676,064)        (401,881)          235,440
       Accounts payable - trade                      755,788          310,861          (176,941)
       Accrued liabilities                           480,269         (401,318)          658,095
       Income taxes payable                                -         (211,620)          165,711
       Taxes other than income                       160,078           52,755           (25,169)
                                                ------------      -----------       -----------
         Net cash provided by (used in)
           operating activities                      971,874         (683,094)        1,292,902


                                  Alrenco, Inc.

                              Year ended December 31,

                                              1995           1994          1993
                                           ---------      ----------    ----------
Cash flows from investing activities
   Purchase of property assets              (434,846)       (426,129)     (149,067)
   Proceeds from sale of property assets     160,661          83,975             -
   Purchases of investments                  (58,581)        (78,108)      (78,108)
   Proceeds from sale of investments         542,501               -             -
   Acquisition of businesses              (6,835,060)     (3,500,000)            -
   Increase in loan to stockholder            (7,466)         (7,662)       (7,842)
                                         -----------     -----------   -----------
      Net cash used in investing
        activities                        (6,632,791)     (3,927,924)     (235,017)

Cash flows from financing activities
  Increase (decrease) in line of credit    5,664,031       4,613,559    (1,531,032)
                                         -----------     -----------   ------------
      NET INCREASE (DECREASE) IN CASH          3,114           2,541      (473,147)

Cash at beginning of year                     23,927          21,386       494,533
                                         -----------     -----------   -----------
Cash at end of year                      $    27,041     $    23,927   $    21,386
                                         -----------     -----------   -----------
                                         -----------     -----------   -----------
Supplemental cash flow information
 Cash paid during the year for
    Interest                             $   818,330     $   394,037   $   294,360
    Income taxes                         $   623,903     $   814,999   $   860,408



        The accompanying notes are an integral part of these statements.

                                 Alrenco, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

   NATURE OF OPERATIONS

   The Company leases household durable goods to customers under rental-purchase agreements. At December 31, 1995, the Company operated 69 stores in 12 states in the United States.

   RENTAL MERCHANDISE

   Rental merchandise is carried at the lower of cost or net realizable value. Depreciation is provided using the income forecasting method which is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise.
   The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 18 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method.

   Rental merchandise acquired prior to January 1, 1995 is being depreciated by the straight-line method over various estimated useful lives, primarily 21 months. The range of the various estimated useful lives is generally one to three years. The Company adopted the income forecasting method because management believes that it provides a more systematic and rational allocation of the cost of rental merchandise to operations as its useful life expires. The effect of the change in accounting method was to increase net earnings and earnings per share by approximately $470,000 and $.15, respectively, for the year ended December 31, 1995.

   RENTAL REVENUE

   Merchandise is leased to customers pursuant to rental-purchase agreements which provide for weekly or monthly rental terms with nonrefundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rental revenue is recognized over the rental term. No revenue is accrued because the customer can cancel the rental contract at any time and the Company cannot enforce collection for nonpayment of rents. A provision is made for estimated losses of rental merchandise damaged or not returned by customers.

                                 Alrenco, Inc.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   PROPERTY ASSETS AND RELATED DEPRECIATION

   Furniture, equipment and vehicles are stated at cost and depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. Leasehold improvements are amortized over the lease term plus one renewal option of the applicable leases by the straight-line method.

   INTANGIBLE ASSETS AND AMORTIZATION

   Intangible assets are stated at cost less accumulated amortization calculated by the straight-line method.

   INCOME TAXES

   The Company provides deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when taxes become payable or receivable.

   INVESTMENTS

   On January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 requires companies to classify investments in marketable securities and in all debt securities as trading securities, available-for-sale securities, or held-to-maturity securities. The Statement requires trading securities and available-for-sale securities to be carried at fair value, with unrealized holding gains and losses of trading securities included in the determination of net earnings and unrealized holding gains and losses of available-for-sale securities included in equity. Held-to-maturity securities are to be carried at amortized cost. The Company's designates all of its securities, which consist entirely of equity securities, as available-for-sale securities. For years prior to January 1, 1994, the Company carried investment securities at the lower of aggregate cost or market value.

   CASH EQUIVALENTS

   For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

                                 Alrenco, Inc.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

   EARNINGS PER COMMON SHARE

   Earnings per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period presented. Common share equivalents for all periods include restricted stock awards of 105,000 shares. Weighted average shares are 3,105,000 for all periods presented. Such shares have been retroactively restated to reflect a 30,000-for-1 stock split effective November 8, 1995.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments consist of cash, accounts payable and debt whose carrying value approximates fair value at December 31, 1995 and 1994.

NOTE B - ACQUISITIONS

   The Company purchased 18 rent-to-own stores from a company doing business as Magic Rent To Own ("Magic") on June 30, 1994 for cash of approximately $3.5 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of the acquired stores have been included in the operating results of the Company since June 30, 1994.

   The Company purchased 15 rent-to-own stores from a company doing business as The Television Management Companies ("TVM") on August 31, 1995 for cash of approximately $5.95 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of the acquired stores have been included in the operating results of the Company since August 31, 1995.

   The following summary, prepared on a pro forma basis, combines the results of operations as if the Magic stores and the TVM stores had been acquired at the beginning of each of the following years, after including the effect of adjustments for amortization of intangibles, depreciation, compensation and interest expense on the acquisition debt.

                                 Alrenco, Inc.

NOTE B - ACQUISITIONS - Continued

                                              1995              1994
                                          -----------        ----------
   Revenue                                $43,429,802        $39,931,409
   Net earnings                           $ 1,249,179        $   409,799
   Earnings per common share              $       .40        $       .13


   The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

NOTE C - RENTAL MERCHANDISE

   Cost and accumulated depreciation of rental merchandise are as follows at December 31:

                                              1995              1994
                                          -----------        ----------
   ON RENT

   Cost                                   $17,644,780        $13,033,453
   Less accumulated depreciation            7,645,468          6,001,405
                                          -----------        -----------
                                          $ 9,999,312        $ 7,032,048
                                          -----------        -----------
                                          -----------        -----------

   HELD FOR RENT

   Cost                                   $ 4,405,998        $ 4,196,551
   Less accumulated depreciation            1,289,942          1,892,199
                                          -----------        -----------

                                          $ 3,116,056        $ 2,304,352
                                          -----------        -----------
                                          -----------        -----------


                                 Alrenco, Inc.

NOTE D - PROPERTY ASSETS

   Property assets consist of the following at December 31:

                                     Depreciation
                                        period              1995          1994
                                     ------------       ------------   ----------
   Furniture and equipment              5 years           $1,431,278   $1,173,936
   Delivery vehicles                    3 years              256,404      400,500
   Leasehold improvements              3-10 years          1,178,699      862,377
                                                          ----------   ----------
                                                           2,866,381    2,436,813
   Less accumulated depreciation                           1,463,972    1,179,829
                                                          ----------   ----------
                                                          $1,402,409   $1,256,984
                                                          ----------   ----------
                                                          ----------   ----------

NOTE E - INTANGIBLE ASSETS

 Intangible assets consist of the following at December 31:

                                        Amortization
                                           period           1995          1994
                                        ------------    -----------    ---------
   Customer rental agreements             15 months      $  430,000    $ 180,000
   Noncompete agreements                  10 years          913,675       25,000
   Goodwill                               20 years        3,918,265      488,785
                                                         ----------    ---------
                                                          5,261,940      693,785
   Less accumulated amortization                            393,350      101,577
                                                         ----------    ---------
                                                         $4,868,590    $ 592,208
                                                         ----------    ---------
                                                         ----------    ---------



   Customer rental agreements represent the fair value of open customer contracts of acquired stores at acquisition date and are amortized straight-line over the approximate average stated term of the customer contract, 15 months. The noncompete agreements are amortized on the straight-line method over the life of the respective agreement. Goodwill is amortized by the straight-line method over 20 years. The Company reviews goodwill periodically to assess recoverability. Impairment is recognized in operating results when expected future undiscounted operating cash flows of the acquired businesses are less than the carrying value of the related goodwill.

                                 Alrenco, Inc.

NOTE F - INVESTMENTS

   The cost, unrealized gains, and fair values of the Company's available-for-sale securities held at December 31, 1994 are summarized as follows:

                                              Gross        Gross      Estimated
                                            unrealized   unrealized      fair
                                  Cost         gains       losses        value
                                --------    ----------   ----------   ---------
   Equity securities held at
     December 31, 1994          $383,989       $51,380   $        -   $435,369
                                --------       -------   ----------   --------
                                --------       -------   ----------   --------

   There were realized gains of $99,930 on sales of securities during the year ended December 31, 1995 and no realized gains or losses on sales of securities during the year ended December 31, 1994.

NOTE G - DEBT

   Debt consists of a revolving loan payable to a bank with interest at the bank's prime rate (8.75% at December 31, 1995) plus 1.75% for amounts up to $6,500,000 and 2% for additional amounts. The loan matures on September 1, 1997.

   The line provides for maximum borrowings of the lesser of: (a) the immediate three month average monthly rental contract revenues multiplied by the monthly revenue multiplier (3.75 at December 31, 1995) or (b) the maximum amount available under the term of the loan ($13,500,000 at December 31, 1995). The monthly revenue multiplier reduces quarterly by .25 until maturity and the maximum amount available under the loan reduces each quarter beginning June 1996 through March 1997 by $875,000. The remaining balance is due at maturity. The borrowings are collateralized by all of the Company's assets and the personal guarantees of the majority stockholder and his spouse. The weighted average interest rate was 11.3% and 10.4% for the years ended December 31, 1995 and 1994, respectively.

   The loan agreement contains restrictive covenants which include, among others, earnings and tangible net worth requirements; limitations on liabilities and capital expenditures; and ratios concerning interest expense coverage and rental merchandise, and restrictions on the payment of dividends.

                                 Alrenco, Inc.

NOTE G - DEBT - Continued

   The following are scheduled maturities of debt at December 31, 1995:



     Year ending
     December 31,
     ------------
         1996                            $  1,990,23
         1997                             10,875,000
                                         -----------
                                         $12,865,239
                                         -----------
                                         -----------



NOTE H - RELATED PARTY TRANSACTIONS

   The Company leases office space from a corporation owned by its majority stockholder. Rental expense pursuant to the lease was $94,800, $85,796 and $81,905, respectively, for each of the three years in the period ended December 31, 1995.

NOTE I - INCOME TAXES

   The income tax provision was comprised of the following components:


                                              1995         1994          1993
                                          -----------   ----------   ----------
   Current
     Federal                                 $514,672     $334,320   $  823,910
     State                                    150,967      141,907      194,310
                                             --------     --------   ----------
                                              665,639      476,227    1,018,220

   Deferred
     Federal                                  171,809      215,920     (244,217)
     State                                     30,863       47,140      (52,442)
                                             --------     --------   ----------
                                              202,672      263,060     (296,659)
                                             --------     --------   ----------

   Total                                     $868,311     $739,287   $  721,561
                                             --------     --------   ----------
                                             --------     --------   ----------


                                 Alrenco, Inc.

NOTE I - INCOME TAXES - Continued

   The income tax provision reconciled to the tax computed at the statutory Federal rate is as follows:

                                                 1995       1994        1993
                                              --------    --------     -------
   Tax at statutory rate                         34.0%       34.0%       34.0%
   State income taxes, net of Federal benefit     5.6         7.3         5.4
   Other                                          1.1         2.2         2.3
                                                 ----        ----        ----
   Total                                         40.7%       43.5%       41.7%
                                                 ----        ----        ----
                                                 ----        ----        ----

   Deferred tax assets and liabilities consist of the following at December 31:

                                                  1995           1994
                                               ---------      ---------
   Deferred tax assets
      Deferred compensation                    $  88,309      $ 229,954
      Rental merchandise                          40,460        187,141
      Accumulated depreciation                    51,256         32,023
      Deferred loan fees                               -          9,925
      Other                                            -          5,219
                                               ---------      ---------
                                                 180,025        464,262

   Deferred tax liabilities
      Intangible assets                         (154,137)      (235,435)
      Investments                                      -        (21,283)
      Other                                       (7,189)        (7,456)
                                               ---------      ---------
                                                (161,326)      (264,174)
                                               ---------      ---------
                                               ---------      ---------

 Net deferred asset                            $  18,699      $ 200,088
                                               ---------      ---------

NOTE J - ADVERTISING EXPENSES

   Advertising costs are expensed as incurred. Advertising expense was $2,900,755, $2,064,430 and $1,844,185, respectively, for each of the three years in the period ended December 31, 1995.

                                 Alrenco, Inc.

NOTE K - COMMITMENTS AND CONTINGENCIES

   The Company leases its office and store facilities under operating leases expiring in various years through 2003. Rental expense was $1,905,909, $1,326,186 and $965,480, respectively, for each of the three years in the period ended December 31, 1995. Future minimum rental payments under operating leases with remaining noncancelable lease terms in excess of one year at December 31, 1995 are as follows:

      Year ending December 31,
              1996                                 $ 1,793,844
              1997                                   1,467,808
              1998                                   1,023,104
              1999                                     592,243
              2000                                     221,316
                                                   -----------
                                                   $ 5,098,315
                                                   -----------
                                                   -----------

   The Company is defendant in various lawsuits arising in the normal course of business. In the opinion of management, based upon the advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial condition or results of operations. In 1993, the Company settled a class action lawsuit for $625,000 filed by
   seventeen of its former employees for alleged discrimination.   The
   settlement was paid in 1994.

   The tax returns of the Company are currently under examination by the Internal Revenue Service (IRS). In addition, the IRS has issued a revenue ruling which could impact the manner in which the Company depreciates its rental merchandise for income tax purposes. Management believes that no additional provision will be required for any liability that may arise from prior periods and the revenue ruling will not have a material effect on the financial condition or results of operations of the Company.

NOTE L - EMPLOYEE BENEFIT PLANS


   In 1990, the Company established individual deferred compensation plans with six key executives. Effective September 30, 1995, the Company and the executives rescinded the plans. Despite the rescission, the Company agreed to compensate the executives for amounts accrued under the plans through September 30, 1995. Compensation recognized under the plans was $119,603, $75,658 and $137,438, respectively, for each of the three years in the period ended December 31, 1995.

                                 Alrenco, Inc.

NOTE L - EMPLOYEE BENEFIT PLANS - Continued

   On November 8, 1995, the Company approved a stock incentive plan (the
   Plan) under which 450,000 common shares were reserved. Under the Plan, the Company may grant its employees incentive stock options or nonqualified stock options to purchase a specified number of shares of common stock at a price not less than fair market value on the date of grant and for a term not to exceed 10 years. In addition to the stock options, the Company may grant stock appreciation rights (SAR), restricted stock awards and options to nonemployee directors. SARs and options to nonemployee directors must be granted at a minimum of fair market value at the date of grant and restricted stock awards at a price to be determined by the Board of Directors' compensation committee. Nonemployee directors are initially entitled to a grant of 5,000 shares and on each of the next five anniversaries an automatic 1,000 share grant. At the completion of the Company's initial public offering in January 1996, the Company granted 105,000 shares of restricted stock to two key employees which vest at the end of seven years and issued of 101,247 stock options to directors and employees under the stock incentive plan. The exercise price of these options is the price to the public of the stock at the effective date of the offering. 70,347 of these options are exercisable immediately and the remainder vest over one to two years.

NOTE M - INITIAL PUBLIC OFFERING

   In January 1996, the Company completed a public offering of 1,800,000 shares of common stock at $14 per share. The net proceeds to the Company relating to 1,100,000 shares (700,000 were sold by a shareholder) after underwriting commissions and expenses were approximately $13.3 million and were used to retire debt of approximately $12.9 million.

   Supplementary earnings per common share were $.50 for the year ended December 31, 1995. Supplementary earnings per share are calculated assuming the retirement of debt with the proceeds of the offering of common stock as if it had occurred on January 1, 1995. The weighted average shares outstanding used for this calculation were 4,088,179 for the year ended December 31, 1995.

                                 Alrenco, Inc.

NOTE N - UNAUDITED QUARTERLY DATA

   Smmarized quarterly financial data for 1995 and 1994 (in thousands) is as follows:

                                      1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                                      -----------   -----------   -----------   -----------
   Year ended December 31, 1995
      Revenue                             $ 8,419       $ 8,553       $ 9,323       $11,281
      Operating profit                        392           823           720           994
      Net earnings                            139           364           268           496
      Earnings per common share           $   .04       $   .12       $   .09       $   .16

   Year ended December 31, 1994
      Revenue                             $ 5,642       $ 5,820       $ 7,852       $ 8,486
      Operating profit                        510           439           608           605
      Net earnings                            256           205           268           233
      Earnings per common share           $   .08       $   .07       $   .09       $   .08
