Form 10-Q
period 1996-06-30
ALRENCO INC
filed 1996-08-14
CIK 1003521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes X      No
                                             ---        ---




The number of shares outstanding of the issuer's common stock, as of the close of business August 9, 1996: 4,424,200.

                                  ALRENCO, INC.


                                      INDEX


PART I.  Financial Information
                                                                    Page No.

         Item 1. Financial Statements

         Condensed Balance Sheets as of June 30, 1996
         and December 31, 1995.                                           3

         Condensed  Statements of Earnings for
         the six months ended June 30, 1996 and 1995.                     4

         Condensed  Statements of Earnings for
         the quarter ended June 30, 1996 and 1995.                        5

         Condensed Statements of Cash Flows for the six
         months ended June 30, 1996 and 1995.                             6

         Notes to Condensed Financial Statements                          7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           9


PART II. Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders   11

         Item 6.   Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                               12

                                 ALRENCO,  INC.
                                 Balance Sheets


                                                   June 30,        December 31,
                                                    1996              1995
                                                 (Unaudited)
                                                -------------     -------------

                            ASSETS

Cash                                            $    970,449       $     27,041
Rental merchandise, net                           20,688,630         13,115,368
Prepaid expenses and other assets                    707,622          1,480,759
Deferred income taxes                                 18,699             18,699
Property assets, net                               3,116,893          1,402,409
Loan to stockholder                                   71,636             64,384
Intangible assets, net                            10,985,946          4,868,590
                                                ------------       ------------
                                                $ 36,559,875       $ 20,977,250
                                                ------------       ------------
                                                ------------       ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                        $  4,052,323       $  1,763,272
Accrued liabilities                                  347,977          1,542,621
Taxes other than income                              310,382            330,530
Debt                                               9,252,335         12,865,239
                                                ------------       ------------
                                                  13,963,017         16,501,662

Stockholders' equity
   Preferred stock, no par; 1,000,000
     shares authorized; none issued
     or outstanding                                    --                --

    Common stock, no par; 20,000,000
      shares authorized, 4,424,200 shares
      issued and outstanding  at June 30, 1996
      and 3,000,000 shares issued and
      outstanding at December 31, 1995            17,759,297              1,500
     Unamortized value of stock award             (1,279,302)            --
     Retained earnings                             6,116,863          4,474,088
                                                ------------       ------------
                                                  22,596,858          4,475,588
                                                ------------       ------------
                                                $ 36,559,875       $ 20,977,250
                                                ------------       ------------
                                                ------------       ------------



          The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.
                             Statements Of Earnings
                            For the Six Months Ended

                                                            June 30,
                                                -------------------------------
                                                    1996                1995
                                                 (Unaudited)         (Unaudited)
                                                ------------       -------------
REVENUE
Rentals and fees                                $ 26,436,187       $ 16,482,390
Sales                                                531,958            316,630
Other                                                 35,831             35,130
                                                ------------       ------------
     Total Revenue                                27,003,976         16,834,150

OPERATING EXPENSES
Direct store expenses
  Depreciation of rental merchandise               5,936,257          4,347,934
  Cost of sales                                      336,142            207,024
  Salaries and other expenses                     14,934,712          8,877,435
                                                ------------       ------------
                                                  21,207,111         13,432,393

General and administrative expenses                2,440,443          1,993,329
Amortization of intangibles                          387,067             96,720
                                                ------------       ------------
     Total operating expenses                     24,034,621         15,522,442
                                                ------------       ------------

     Operating Profit                              2,969,355          1,311,708

Interest expense                                     182,034            361,154
                                                ------------       ------------
Earnings before income taxes                       2,787,321            950,554

Income tax expense                                 1,144,546            447,181
                                                ------------       ------------

     NET EARNINGS                               $  1,642,775       $    503,373
                                                ------------       ------------
                                                ------------       ------------

Weighted average shares outstanding                4,206,653          3,105,000

Earnings per common share                       $       0.39       $       0.16
                                                ------------       ------------
                                                ------------       ------------



          The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.
                             Statements Of Earnings
                             For the Quarter Ended

                                                            June 30,
                                                -------------------------------
                                                    1996                1995
                                                 (Unaudited)         (Unaudited)
                                                ------------       -------------
REVENUE
Rentals and fees                                $ 14,328,297       $  8,311,203
Sales                                                256,176            169,445
Other                                                 21,593             23,370
                                                ------------       ------------
     Total Revenue                                14,606,066          8,504,018

OPERATING EXPENSES
Direct store expenses
     Depreciation of rental merchandise            3,234,234          2,146,469
     Cost of sales                                   189,982            105,038
     Salaries and other expenses                   7,979,267          4,302,644
                                                ------------       ------------
                                                  11,403,483          6,554,151

General and administrative expenses                1,225,419          1,029,767
Amortization of intangibles                          231,606             48,360
                                                ------------       ------------
     Total operating expenses                     12,860,508          7,632,278
                                                ------------       ------------

     Operating Profit                              1,745,558            871,740

Interest expense                                     149,112            175,205
                                                ------------       ------------
Earnings before income taxes                       1,596,446            696,535

Income tax expense                                   654,545            332,040
                                                ------------       ------------

     NET EARNINGS                               $    941,901       $    364,495
                                                ------------       ------------
                                                ------------       ------------

Weighted average shares outstanding                4,434,312          3,105,000

Earnings per common share                       $       0.21       $       0.12
                                                ------------       ------------
                                                ------------       ------------



          The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.
                            Statements of Cash Flows
                            For the Six Months Ended

                                                                     June 30,
                                                             --------------------------
                                                                 1996          1995
                                                              (Unaudited)   (Unaudited)
                                                             ------------  ------------
Cash flows from operating activities
  Net earnings                                               $ 1,642,775   $   503,373
    Adjustments to reconcile net earnings to
      net cash provided by operating activities
        Depreciation of rental merchandise                     5,936,257     4,347,934
        Depreciation of property assets                          314,322       174,992
        Amortization of intangibles                              387,067        96,720
        Other                                                    (96,168)         --
    Other changes in operating assets and liabilities
      net of effects of acquisitions
        Rental merchandise                                    (9,523,765)   (4,006,533)
        Prepaid expenses and other                               784,108       272,415
        Accounts payable - trade                               2,289,051       384,456
        Accrued liabilities                                     (624,946)     (253,196)
        Income taxes payable                                    (525,975)      301,340
        Taxes other than income                                  126,834        23,127
                                                             ------------  ------------
               Net cash provided by (used in)
                 operating activities                           (709,560)    1,844,628

Cash flows from investing activities
  Purchases of property assets                                (1,014,806)     (150,167)
  Proceeds from sale of property assets                             --         228,000
  Purchases of investments                                          --          39,054
  Increase in loan to shareholder                                 (7,252)       (7,466)
  Acquisition of businesses                                   (9,999,867)         --
                                                             ------------  ------------
               Net cash provided by (used in)
                 investing activities                        (11,021,925)      109,421

Cash flows from financing activities
  Proceeds from initial public offering  - net                16,287,797          --
  Decrease in line of credit                                  (3,612,904)   (1,594,693)
                                                             ------------  ------------
               Net cash provided by (used in)
                 financing activities                         12,674,893    (1,594,693)
                                                             ------------  ------------

    NET INCREASE IN CASH                                         943,408       359,356

Cash at beginning of year                                         27,041        23,927
                                                             ------------  ------------

Cash at end of period                                        $   970,449   $   383,283
                                                             ------------  ------------
                                                             ------------  ------------
Supplemental cash flow information
  Cash paid during the period for
    Interest                                                 $   182,034   $   361,154
    Income taxes                                             $ 1,744,479   $   130,619

          The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.

                     Notes to Condensed Financial Statements


1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2. On February 29, 1996, the Company entered into a formal agreement with a bank for a $16,150,000 line of credit facility. This agreement replaces a similar, smaller facility with the same bank and carries a three-year term with interest rates ranging from prime plus 1/2% to prime plus 1-3/4% depending upon level of indebtedness. Under the terms of the agreement, the Company is required to pay 1/2 of 1% per annum on the unused portion of the facility. As of June 30, 1996 the Company had outstanding loans under the agreement of $9,252,335.

3. The Company purchased 14 rental-purchase stores from a company doing business as Easy Rentals on March 1, 1996 for cash of approximately $6.5 million. During the three month period ended June 30, 1996, the Company acquired 25 rental-purchase stores in twelve unrelated transactions for an aggregate purchase price of $4.7 million including cash of $3.5 million and amounts held in escrow of $1.2 million. All of the acquisitions have been accounted for as purchases and accordingly the operating results of the acquired stores have been included in the operating results of the company since their acquisition dates.

    On August 31,1995, the Company purchased 15 rental-purchase stores for $5.95 million which was accounted for as a purchase. The operating results of these acquired stores are included in the operating results of the Company since August 31, 1995.

    The following summary, prepared on a pro forma basis, combines the results of operations as if the stores had been acquired at the beginning of each of the periods presented after including the effect of adjustments for amortization of intangibles and interest expense on acquisition debt.

                                  Six Months Ended         Three Months Ended
                                06/30/96     06/30/95     06/30/96     06/30/95

   Revenue..................  $32,732,136  $31,645,406  $16,064,489  $15,974,894
   Net Earnings.............  $ 1,500,104  $ 1,023,330  $   863,624  $   627,716
   Earnings per common share  $   .36      $   .33      $   .19      $   .20

4. Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-Based Compensation", is effective for 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation under pre-existing accounting standards. The pro forma disclosures required pursuant to this election for the six months ended June 30, 1996 and 1995 have not been presented because the provisions of SFAS 123 do not apply to interim financial statements unless a complete set of financial statements is presented.

5. On January 23, 1996, the Company completed an initial public offering of its stock. In conjunction with this offering the Company awarded 105,000 shares of restricted stock to two key employees. At the date of grant, the fair value of such shares was $1,470,000. Compensation will be charged to earnings over the seven year vesting period. Additionally, 101,247 stock options were issued to directors and employees under a stock option plan.

                                 ALRENCO, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



GENERAL

In the quarter ended June 30, 1996, the Company acquired 25 rental-purchase stores in 12 separate transactions. The financial results for the quarter since the date of each acquisition includes additional revenue of $780,000 and additional operating profit of $90,000.

RESULTS OF OPERATIONS

     REVENUE. Revenue increased $6.1 million or 71.8% to $14.6 million for the quarter ended June 30, 1996 from $8.5 million in the comparable quarter in 1995. Revenue growth from same store operations accounted for $377,600, or 6.2% of the increase for the quarter, and revenue from stores acquired subsequent to June 30, 1995 accounted for $5.7 million or 93.8% of the increase. For the six months ended June 30, 1996, revenue increased $10.2 million, or 60.4% to $27.0 million from $16.7 million for the 1995 comparable period. Revenue growth from same store operations for the six month period ended June 30, 1996 accounted for $1.0 million, or 10.0% of the increase for the period, and revenue from acquired stores accounted for $9.2 million or 90.0% of the increase. Management believes that the increase in revenue for the period was primarily attributable to continued improved performance of the stores acquired during 1994, and the addition of revenue from the stores acquired during 1995 and 1996.

     DEPRECIATION OF RENTAL MERCHANDISE. Depreciation of rental merchandise increased $1.1 million or 50.7% to $3.2 million for the quarter ended June
30, 1996 from $2.1 million in the comparable quarter in 1995.   As a
percentage of revenue, depreciation of rental merchandise decreased to 22.1% for the three months ended June 30, 1996 from 25.2% for the comparable period in 1995. For the six months ended June 30, 1996, depreciation of rental merchandise increased $1.6 million, or 36.5% , to $5.9 million from $4.3 million for the comparable period in 1995, primarily as a result of the change in the Company's depreciation method for new rental merchandise and increased revenue per item on rent.

     OTHER DIRECT STORE EXPENSES. Other direct store expenses increased $3.8 million or 85.3% to $8.2 million for the quarter ended June 30, 1996 from $4.4 million for the same period in 1995. For the six months ended June 30, 1996, other direct store expenses increased $6.2 million or 68.1% to $15.3 million from $9.1 million for the 1995 comparable period. These increases were primarily attributable to the additional costs incurred in connection with the operation of the stores acquired in 1995 and 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $195,600 or 19.0% to $1.2 million for the quarter ended June 30, 1996 from $1.0 million in the comparable quarter in 1995. For the six months ended June 30, 1996, general and administrative expenses increased $447,000, or 22.4%, to $2.4 million from $2.0 million for the comparable period in 1995. As a percentage of revenue, general and administrative expenses decreased to 9.0% for the six months ended June 30, 1996 from 11.8% for the 1995 comparable period, primarily as a result of greater operating efficiencies achieved through the operation of a greater number of stores and increased revenue at existing stores.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $183,200 or 378.9% to $231,600 for the quarter ended June 30, 1996 from $48,400 for the 1995 comparable period. For the six months ended June 30, 1996, amortization of intangibles increased $290,000 or 300.2% to $387,000 from $97,000 for the 1995 comparable period primarily as a result of intangible assets created by the 1995 and 1996 acquisitions.

     INTEREST EXPENSE. Interest expense decreased $26,100 or 14.9% to $149,100 for the quarter from $175,200 for the comparable quarter in 1995. For the six months ended June 30, 1996, interest expense decreased $179,000 or 49.6% to $182,000 from $361,100 for the comparable period in 1995. The declines are attributable to the repayment of debt in connection with the initial public offering in January 1996, partially offset by interest expense on additional borrowings during the first six months of 1996.

     NET EARNINGS. Net earnings increased $577,400 or 58.4% to $700,900 for the quarter from $364,500 for the comparable quarter in 1995. For the six months ended June 30, 1996, net earnings increased $1.1 million or 226.4% from $503,000 for the 1995 comparable period. As a percentage of revenue, net earnings increased to 6.4% for the quarter ended June 30, 1996 from 4.3% for the comparable period in 1995. For the six months ended June 30, 1996, net earnings as a percentage of revenue increased to 6.1% from 3.0% for the comparable period in 1995. These increases are primarily attributable to improvement in operating margins for the stores acquired in 1994 and generally high operating margins for the stores acquired in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On January 23, 1996, the Company completed an initial public offering of stock. In this transaction, 1,100,000 shares were offered by the Company and 700,000 shares were offered by a selling shareholder at the price of $14.00 per share. Net proceeds to the Company were $13.4 million. On February 26, 1996, the underwriters of the offering exercised part of their over-allotment option for 219,200 shares. Net proceeds to the Company from this transaction amounted to $2.9 million. A portion of the net proceeds was used to repay all outstanding indebtedness under the loan agreement.

     The Company's primary requirements for capital, other than those related to acquisitions, consist of purchasing additional rental merchandise and replacing rental merchandise which has been sold or is no longer suitable for rent. During the six months ended June 30, 1996 and 1995, the Company purchased rental merchandise for aggregate amounts of approximately $9.5 million and $4.0 million, respectively. In addition, during the six months ended June 30, 1996, the Company has acquired 39 stores for an aggregate purchase price of $11.2 million including cash of $10.0 million and amounts held in escrow of $1.2 million.

     On February 29, 1996, the Company entered into a formal agreement with a bank for a $16.2 million line of credit facility. This agreement replaces a similar, smaller facility with the same bank and carries a three-year term with interest rates ranging from prime plus 1/2% to prime plus 1-3/4% depending upon level of indebtedness. Under the terms of the agreement, the Company is required to pay 1/2 of 1% per annum on the unused portion of the facility. As of June 30, 1996, the Company had outstanding loans under the agreement of $9.3 million.

                                ALRENCO, INC.

                       PART II.  OTHER INFORMATION



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The annual meeting of shareholders was held on May 8, 1996. The matters voted upon at the meeting were the election of two directors for three year terms and the ratification of independent auditors for the current fiscal year.

     The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee                  Votes For       Votes Against      Votes Withheld
- -------                  ---------       -------------      --------------
W. Barrett Nichols       3,506,590            0                  100
Theodore H. Wilson       3,506,590            0                  100

     The following directors continued in office following the meeting for the terms indicated:

          Term Expiring in 1997        Term Expiring in 1998
          ---------------------        ---------------------
          Donald E. Groot              Robert W. Lanum
          Michael D. Walts, Jr.        Raymond C. Holladay
                                       Michael D. Walts

     The number of votes cast for or against and abstentions with respect to the selection of Grant Thornton LLP as independent auditors were as follows:

          Votes For        Votes Against       Abstentions
          ---------        ------------        -----------
          3,494,140              0               12,550




Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibit is filed as part of this report:

          27 - Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:  August 13, 1996

                               ALRENCO, INC.
                               (Registrant)



                               /s/ Theodore H. Wilson
                               ------------------------------------------------
                               Theodore H. Wilson, Executive Vice President and Chief Financial Officer