Form 10-Q
period 1996-09-30
ALRENCO INC
filed 1996-11-13
CIK 1003521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ________________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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




THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, AS OF THE CLOSE OF BUSINESS NOVEMBER 8, 1996: 6,074,100.

                                  ALRENCO, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION
                                                                    PAGE NO.

        ITEM 1. FINANCIAL STATEMENTS


        CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 1996
          AND DECEMBER 31, 1995.                                       3

        CONDENSED STATEMENTS OF EARNINGS FOR
          THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.           4

        CONDENSED STATEMENTS OF EARNINGS FOR
          THE QUARTER ENDED SEPTEMBER 30, 1996 AND 1995.               5

        CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.                    6

        NOTES TO CONDENSED FINANCIAL STATEMENTS                        7


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8


PART II. OTHER INFORMATION

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   10


SIGNATURES                                                            11

                                  ALRENCO, INC.
                                 Balance sheets



                                                     September 30,       December 31,
                                                        1996                 1995
                                                     (Unaudited)
                                                    -------------        ------------
                                     ASSETS
Cash and cash equivalents                           $  11,318,549        $     27,041
Rental Merchandise, net                                24,947,649          13,115,368
Prepaid expenses and other assets                       1,807,636           1,480,759
Deferred income taxes                                     504,623              18,699
Property assets, net                                    3,835,698           1,402,409
Loan to stockholder                                        71,636              64,384
Intangible assets, net                                 18,907,957           4,868,590
                                                    -------------        ------------
                                                    $  61,393,748        $ 20,977,250
                                                    -------------        ------------
                                                    -------------        ------------



                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable - trade                            $   4,910,147        $  1,763,272
Accrued liabilities                                     1,888,736           1,542,621
Taxes other than income                                   542,309             330,530
Debt                                                            -          12,865,239
                                                    -------------        ------------
                                                        7,341,192          16,501,660


Stockholders' equity
  Preferred stock, no par; 1,000,000 shares
  authorized; none issued or outstanding                        -                   -


  Common stock, no par; 20,000,000 shares
  authorized, 5,924,200 shares issued and
  outstanding at September 30, 1996 and
  3,000,000 shares issued and outstanding at
  December 31, 1995                                    48,059,514               1,500

Unamortized value of stock award                      (1,230,720)                   -


Retained Earnings                                       7,223,762           4,474,088
                                                    -------------        ------------
                                                       54,052,556           4,475,588

                                                    $  61,393,748        $ 20,977,250
                                                    -------------        ------------
                                                    -------------        ------------

         The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.
                             Statements Of Earnings
                            For the Nine Months Ended
                                   (Unaudited)


                                                                September 30,
                                                     --------------------------------
                                                         1996                1995
                                                     ------------        ------------
REVENUE
Rentals and fees                                     $ 43,287,272        $ 25,597,109
Sales                                                     828,501             468,832
Other                                                      55,804              90,970
                                                     ------------        ------------
     Total Revenue                                   $ 44,171,577        $ 26,156,911

OPERATING EXPENSES
Direct store expenses
     Depreciation of rental merchandise                 9,611,828           6,581,199
     Cost of sales                                        533,109             245,234
     Salaries and other expenses                       24,237,551          14,247,608
                                                     ------------        ------------
                                                       34,382,488          13,432,393

General and administrative expenses                     3,903,214           2,981,267
Amortization of intangibles                               613,341             166,278
                                                     ------------        ------------
     Total operating expenses                          38,899,043          24,221,586
                                                     ------------        ------------

     Operating profit                                   5,272,534           1,935,325

Interest expense                                          609,086             560,231
                                                     ------------        ------------
Earnings before income taxes                            4,663,448           1,375,094

Income tax expense                                      1,913,774             603,677
                                                     ------------        ------------
     NET EARNINGS                                    $  2,749,674        $    771,417
                                                     ------------        ------------
                                                     ------------        ------------
Weighted average shares outstanding                     4,365,814           3,105,000

Earnings per common share                            $       0.63        $       0.25
                                                     ------------        ------------
                                                     ------------        ------------

The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.
                             Statements Of Earnings
                              For the Quarter Ended
                                   (Unaudited)


                                                                   September 30,
                                                         ---------------------------------
                                                              1996                1995
                                                         -------------        ------------
REVENUE
Rentals and fees                                         $  16,851,084        $  9,114,719
Sales                                                          296,543             152,202
Other                                                           19,974              55,840
                                                         -------------        ------------
     Total Revenue                                          17,167,601           9,322,761

OPERATING EXPENSES
Direct store expenses
     Depreciation of rental merchandise                      3,675,570           2,233,265
     Cost of sales                                             196,967              38,210
     Salaries and other expenses                             9,412,684           5,370,173
                                                         -------------        ------------
                                                            13,285,221           7,641,648

General and administrative expenses                          1,455,664             987,938
Amortization of intangibles                                    226,273              69,558
                                                         -------------        ------------
     Total operating expenses                               14,967,158           8,699,144
                                                         -------------        ------------
     Operating profit                                        2,200,443             623,617

Interest expense                                               324,316             199,078
                                                         -------------        ------------
Earnings before income taxes                                 1,876,127             424,539

Income tax expense                                             769,228             156,496
                                                         -------------        ------------
     NET EARNINGS                                        $   1,106,899        $    268,043
                                                         -------------        ------------
                                                         -------------        ------------
Weighted average shares outstanding                          4,672,147           3,105,000

Earnings per common share                                $        0.24        $       0.09
                                                         -------------        ------------
                                                         -------------        ------------

The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.
                            Statements of Cash Flows
                            For the Nine Months Ended
                                   (Unaudited)



                                                                              September 30,
                                                                   ---------------------------------
                                                                         1996                1995
                                                                   -------------         -----------
Cash flows from operating activities
  Net earnings                                                     $   2,749,674         $   771,417
    Adjustments to reconcile net earnings to
      net cash provided by operating activities
        Depreciation of rental merchandise                             9,611,828           6,581,199
        Depreciation of property assets                                  524,273             278,128
        Amortization of intangibles                                      613,341             166,278
        Other                                                            107,006              80,345

  Other changes in operating assets and liabilities
    net of effects of acquisitions
     Rental merchandise                                              (15,327,389)         (6,671,897)
     Prepaid expenses and other                                       (1,244,527)            293,076
     Accounts payable-trade                                            3,317,100           1,132,747
     Accrued liabilities                                              (1,215,636)            644,722
     Income taxes payable                                                453,905                   -
     Taxes other than income                                              25,688              34,401
                                                                   -------------         -----------
          Net cash provided by (used in)
            operating activities                                        (384,737)          3,310,416

Cash flows from investing activities
  Purchases of property assets                                        (1,314,036)           (230,470)
  Proceeds from sale of property assets                                        -             160,661
  Purchases of investments                                                     -             (58,581)
  Increase in loan to shareholder                                         (7,252)             (7,466)
  Acquisition of businesses                                          (22,195,241)         (6,420,513)
                                                                   -------------         -----------
          Net cash used in
            investing activities                                     (23,516,529)         (6,556,369)

Cash flows from financing activities
  Proceeds from public offerings - net                                48,058,013                   -
  Increase (Decrease) in line of credit                              (12,865,239)          3,816,111
                                                                   -------------         -----------
            Net cash provided by
              financing activities                                    35,192,774           3,816,111

    NET INCREASE IN CASH AND
        CASH EQUIVALENTS                                              11,291,508             570,158

Cash and cash equivalents at beginning of year                            27,041             516,443
                                                                   -------------         -----------
Cash and cash equivalents at end of period                         $  11,318,549         $ 1,086,601
                                                                   -------------         -----------
                                                                   -------------         -----------
Supplemental cash flow information
    Cash paid during the period for
      Interest                                                     $     620,734         $   526,220
      Income taxes                                                 $   1,774,164         $   267,598



The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.
                     Notes to Condensed Financial Statements

1. BASIS OF PRESENTATION. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2. DEBT AGREEMENTS. On February 29, 1996, the Company entered into a formal agreement with a bank for a $16,150,000 line of credit facility. This agreement replaces a similar, smaller facility with the same bank . On August 9, 1996 the Company entered into an agreement to amend the February 29, 1996 document. The amendment provides a maximum debt level of $25,000,000 and carries a three-year term with interest rates ranging from prime rate to prime plus 1-1/4% depending upon level of indebtedness. Under the terms of the agreement, the Company is required to pay from 3/8 to 1/2 of 1% per annum on the unused portion of the facility. As of September 30, 1996 the Company had no outstanding loans under the agreement.

3. ACQUISITION ACTIVITY. The Company purchased 14 rental-purchase stores from a company doing business as Easy Rentals on March 1, 1996 for cash of approximately $6.5 million. On August 1, 1996, the Company acquired 14 stores from a company doing business as Network Rentals for cash of approximately $5.6 million. During the three month period ended September 30, 1996, the Company also acquired 14 rental-purchase stores in five unrelated transactions for an aggregate purchase price of $4.6 million for cash of approximately $4.6 million. All of the acquisitions have been accounted for as purchases and accordingly the operating results of the acquired stores have been included in
the operating results of the Company since their acquisition dates.    On August
31,1995, the Company purchased 15 rental-purchase stores for $5.95 million which was accounted for as a purchase. The operating results of these acquired stores are included in the operating results of the Company since August 31, 1995.

The following summary, prepared on a pro forma basis, combines the results of operations as if the stores had been acquired at the beginning of each of the periods presented after including the effect of adjustments for amortization of intangibles and interest expense on acquisition debt.


                                               Nine Months Ended                               Three Months Ended
                                         09/30/96            09/30/95                      09/30/96            09/30/95
     Revenue                         $  56,974,834        $ 55,779,918                 $  21,169,566        $ 17,048,037
     Net Earnings                    $   2,741,962        $    925,627                 $   1,009,935        $    289,658
     Earnings per common share       $         .63        $        .30                 $         .22        $        .09


4. STOCK BASED COMPENSATION. Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-Based Compensation", is effective for 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation under pre-existing accounting standards and will provide the required pro forma disclosures prescribed by SFAS 123 when complete financial statements are presented for 1996.

5. PUBLIC STOCK OFFERINGS. On January 23, 1996, the Company completed an initial public offering of its stock. In conjunction with this offering the Company awarded 105,000 shares of restricted stock to two key employees. At the date of grant, the fair value of such shares was $1,470,000. Compensation will be charged to earnings over the seven year vesting period. Additionally, 101,247 stock options were issued to directors and employees under a stock option plan. On September 18, 1996, the Company completed a secondary offering of 1,500,000 shares of its stock.

                                  ALRENCO, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

In the quarter ended September 30, 1996, the Company acquired 28 rental-purchase stores in 6 separate transactions. The financial results for the quarter since the date of each acquisition includes additional revenue of $1.5 million and additional operating profit of $712,000.

RESULTS OF OPERATIONS

     REVENUE. Revenue increased $7.9 million or 84.1% to $17.2 million for the quarter ended September 30, 1996 from $9.3 million in the comparable quarter in 1995. Revenue growth from same store operations accounted for $261,900, or 3.3% of the increase for the quarter, and revenue growth from stores acquired subsequent to June 30, 1995 accounted for $7.5 million or 96.7% of the increase. For the nine months ended September 30, 1996, revenue increased $18.0 million, or 68.9% to $44.2 million from $26.2 million for the 1995 comparable period. Revenue growth from same store operations for the nine month period ended September 30, 1996 accounted for $1.3 million, or 7.1% of the increase for the period, and revenue from acquired stores accounted for $16.7 million or 92.9% of the increase. Management believes that the increase in revenue for the period was primarily attributable to continued improved performance of the stores acquired during 1994, and the addition of revenue from the stores acquired during 1995 and 1996.

     DEPRECIATION OF RENTAL MERCHANDISE. Depreciation of rental merchandise increased $1.4 million or 64.6% to $3.7 million for the quarter ended September
30, 1996 from $2.2 million in the comparable quarter in 1995.   As a percentage
of revenue, depreciation of rental merchandise decreased to 21.4% for the three months ended September 30, 1996 from 24.0% for the comparable period in 1995. For the nine months ended September 30, 1996, depreciation of rental merchandise increased $3.0 million, or 46.0% , to $9.6 million from $6.6 million for the comparable period in 1995, primarily as a result of the change in the Company's depreciation method for new rental merchandise and increased revenue per item on rent.

     OTHER DIRECT STORE EXPENSES. Other direct store expenses increased $4.2 million or 77.7% to $9.6 million for the quarter ended September 30, 1996 from $5.4 million for the same period in 1995. For the nine months ended September 30, 1996, other direct store expenses increased $10.3 million or 70.9% to $24.8 million from $14.5 million for the 1995 comparable period. These increases were primarily attributable to the additional costs incurred in connection with the operation of the stores acquired in 1995 and 1996.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $467,700 or 47.3% to $1.5 million for the quarter ended September 30, 1996 from $1.0 million in the comparable quarter in 1995. For the nine months ended September 30, 1996, general and administrative expenses increased $922,000, or 30.9%, to $3.9 million from $3.0 million for the comparable period in 1995. As a percentage of revenue, general and administrative expenses decreased to 8.8% for the nine months ended September 30, 1996 from 11.4% for the 1995 comparable period, primarily as a result of greater operating efficiencies achieved through the operation of a greater number of stores and increased revenue at existing stores.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $156,700 or 225.3% to $226,300 for the quarter ended September 30, 1996 from $69,600 for the 1995 comparable period. For the nine months ended September 30, 1996, amortization of intangibles increased $447,100 or 268.9% to $613,400 from $166,300 for the 1995 comparable period primarily as a result of intangible assets created by the 1995 and 1996 acquisitions.

     INTEREST EXPENSE. Interest expense increased $125,200 or 62.9% to $324,300 for the quarter from $199,100 for the comparable quarter in 1995. For the nine months ended September 30, 1996, interest expense increased $48,900 or 8.7% to $609,100 from $560,200 for the comparable period in 1995. The increases are attributable to interest expense on additional borrowings during the first nine months of 1996, partially offset by the repayment of debt in connection with the initial public offering in January 1996.

     NET EARNINGS. Net earnings increased $838,800 or 313.0% to $1.1 million for the quarter from $268,000 for the comparable quarter in 1995. For the nine months ended September 30, 1996, net earnings increased $2.0 million or 256.4% to $2.7 million from $771,400 for the 1995 comparable period. As a percentage of revenue, net earnings increased to 6.4% for the quarter ended September 30, 1996 from 2.9% for the comparable period in 1995. For the nine months ended September 30, 1996, net earnings as a percentage of revenue increased to 6.2% from 2.9% for the comparable period in 1995. These increases are primarily attributable to improvement in operating margins for the stores acquired in 1994 and generally high operating margins for the stores acquired in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On January 23, 1996, the Company completed an initial public offering of stock. In this transaction, 1,100,000 shares were offered by the Company and 700,000 shares were offered by a selling shareholder at the price of $14.00 per share. Net proceeds to the company were $13.4 million. On February 26, 1996, the underwriters of the offering exercised part of their over-allotment option for 219,200 shares. Net proceeds to the Company from this transaction amounted to $2.9 million. A portion of the net proceeds was used to repay all outstanding indebtedness under the loan agreement. On September 18, 1996 the Company completed a secondary offering of stock. In this transaction, 1,500,000 shares were offered by the Company at the price of $21.50 per share. Net proceeds to the Company were $30.3 million. On October 18, 1996, the underwriters of the offering exercised part of their over-allotment option for 149,300 shares. Net proceeds to the Company from this transaction amounted to $3.0 million. A portion of the net proceeds was used to repay all outstanding indebtedness under the loan agreement.

     The Company's primary requirements for capital, other than those related to acquisitions, consist of purchasing additional rental merchandise and replacing rental merchandise which has been sold or is no longer suitable for rent.
During the nine months ended September 30, 1996 and 1995, the Company purchased rental merchandise for aggregate amounts of approximately $15.3 million and $6.7 million respectively. In addition, during the nine months ended September 30, 1996, the Company has acquired 66 stores for an aggregate purchase price of $22.2 million including cash of $21.1 million and amounts held in escrow of $1.1 million.

On February 29, 1996, the Company entered into a formal agreement with a bank for a $16.2 million line of credit facility. This agreement replaces a similar, smaller facility with the same bank . On August 9, 1996 the Company entered into an agreement to amend the February 29, 1996 document. The amendment provides a maximum debt level of $25.0 million and carries a three-year term with interest rates ranging from prime rate to prime plus 1-1/4% depending upon level of indebtedness. Under the terms of the agreement, the Company is required to pay from 3/8 to 1/2 of 1% per annum on the unused portion of the facility. As of September 30, 1996 the Company had no outstanding loans under the agreement. Management believes that the remaining proceeds of the secondary offering, together with internally generated working capital and borrowings under the Loan Agreement (as amended), will be adequate to fund operations and expansion plans for the Company at least through 1997.


RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standard No.123 (SFAS 123) "Accounting for Stock-Based Compensation", is effective for 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation under pre-existing accounting standards and will provide the required pro forma disclosures prescribed by SFAS 123 when complete financial statements are presented for 1996.

                                  ALRENCO, INC.

                           PART II.  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibit is filed as part of this report:

          27 - Financial Data Schedule

     (b) On August 26, 1996, the Registrant filed a report on Form 8-K to disclose the acquisition, effective as of August 1, 1996, of 14 rental-purchase stores doing business under the name of "Network Rentals".
     On August 28, 1996 the Registrant filed a report on Form 8-K/A to provide additional information on the same transaction.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:  November 13, 1996
                               ALRENCO, INC.
                               -------------
                               (Registrant)


                               /s/ Theodore H. Wilson
                               ------------------------------------------------
                               Theodore H. Wilson, Executive Vice President and Chief Financial Officer