Form 10-K405
period 1996-12-31
ALRENCO INC
filed 1997-03-31
CIK 1003521

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27490

                                   ----------------

                                    ALRENCO, INC.
                (Exact name of registrant as specified in its charter)

            Indiana                                         35-1480655
(State or other jurisdiction of                           (I.R.S Employer
  incorporation or organization)                        Identification No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X   NO _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

    Aggregate market value of the 3,597,870 shares of Common Stock held by
non-affiliates of the   registrant at the closing sales price on March 10, 1997:
$39,576,570.

    Number of shares of Common Stock outstanding as of the close of business on
March 10, 1997:   6,076,892.

                                   ----------------

                         DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the definitive proxy statement relating to the 1997 Annual Meeting of Shareholders of Alrenco, Inc., are incorporated into Part III of this report.

                                  TABLE OF CONTENTS


                                     PART I                                 PAGE


Item 1.  Business..........................................................   3

Item 2.  Properties........................................................  11

Item 3.  Legal Proceedings.................................................  11

Item 4.  Submission of Matters to a Vote of Security Holders...............  11


                                       PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder
          Matters..........................................................  12

Item 6.  Selected Financial Data...........................................  12

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  13

Item 8.  Financial Statements and Supplementary Data.......................  20

Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................  20


                                       PART III

Item 10.  Directors and Executive Officers of the Registrant...............  21

Item 11.  Executive Compensation...........................................  21

Item 12.  Security Ownership of Certain Beneficial Owners and Management...  21

Item 13.  Certain Relationships and Related Transactions...................  21


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K........................................................  21

                                        PART I

ITEM 1.   BUSINESS

GENERAL

          The Company is a growing operator of rental-purchase stores that currently has 167 stores in 20 states primarily in the midwestern and southern United States. The Company's stores offer quality, brand-name consumer merchandise principally consisting of consumer electronics, appliances, furniture, jewelry and home furnishing accessories. Merchandise is made available to individuals under flexible rental-purchase agreements that allow the customer to use the merchandise immediately and obtain ownership of the merchandise at the conclusion of the rental period.

          The Company's target customers are typically low to middle income consumers with limited or no access to traditional credit sources such as bank financing, installment credit and credit cards. The Company's customers also include persons who desire only temporary rental of a product. The Company develops a presence in the neighborhoods served by its stores by emphasizing a high standard of customer service and by providing quality brand-name merchandise on competitive terms. The Company has increased its profitability by clustering its stores within defined market areas, utilizing sophisticated management information systems and enhancing employee productivity through incentive-based compensation and training.

          Management's active leadership role in APRO, the industry trade association and its experience in the rental-purchase industry are two of the Company's strengths and competitive advantages. Raymond C. Holladay, the Company's Executive Vice President and Chief Operating Officer, organized APRO in1980 and has served as its president and as a director. Theodore H. Wilson, the Company's Executive Vice President and Chief Financial Officer, has previously served as president, treasurer and director of APRO. Messrs. Holladay and Wilson are both regular contributors to the industry trade magazine and are frequent participants in industry seminars sponsored by APRO.
Management believes that its visibility within APRO and its industry experience are of particular benefit in enabling the Company to identify and develop acquisition candidates.

RENTAL-PURCHASE INDUSTRY

          Based on APRO estimates, in 1995, the rental-purchase industry had gross revenues of $4.0 billion and rented 5.5 million products to 2.8 million households through 7,500 stores.

          The Company's target market includes potential customers with income at or below the median family income level in each of its individual markets. According to U.S. Census Bureau data, the median family income in 1990 (the latest date for which such information is available) was approximately $35,000. Approximately 57.6% of all households in the United States have incomes at or below this level. Management believes that only a small percentage of the potential rental-purchase market is currently being served.

          The rental-purchase industry is highly fragmented. According to industry estimates, the ten largest companies in the industry own 41.4% of the total stores. Management believes, based on APRO information, that the majority of dealers operate fewer than 20 stores. See "- Competition."

          The rental-purchase industry is experiencing consolidation primarily because larger, multi-unit operators have significant competitive advantages compared to their smaller competitors. Rental-purchase operators typically have been financed by a small number of commercial lenders who specialized in the industry. In recent years, many of the lenders have withdrawn from the market or imposed more restrictive lending standards. These conditions have reduced many smaller operators' access to the capital necessary to maintain and grow their business. Larger operators enjoy greater purchasing power that enables them to provide more competitively priced merchandise. Larger operators typically are also able to operate more efficiently than smaller operators because of management information systems and economies of scale. Many smaller competitors lack the managerial resources necessary to operate larger rental-purchase operations efficiently across multiple locations. Management believes that these factors will continue to promote the trend toward consolidation and present an opportunity for well-capitalized operators to acquire additional stores on favorable terms.
                                          3

OPERATING STRATEGIES

          The Company has developed and refined the Alrenco operating concept which management believes has improved the operations of the Company's stores. The Company distinguishes its stores and operations from its competitors through a commitment to the following operating strategies:

          POSITION ALRENCO AS THE "NEIGHBORHOOD RENTAL STORE." The Company locates its stores near its targeted customers in communities that consist predominantly of low to middle income consumers. The Company seeks to hire and retain store employees who know their community well and can expand the customer base. The Company expects its store employees to develop a local reputation for quick and friendly customer service, for making customers feel welcome and comfortable in a well-maintained store and for providing quality, brand-name merchandise. Store employees must interact positively with customers, including greeting customers by name on the showroom floor when possible. Management believes that the Company can successfully compete against other large multi-store competitors by focusing on store-level operations and leveraging employees' knowledge of local markets.

          EMPHASIZE A HIGH STANDARD OF CUSTOMER SERVICE. Management believes that fast, personalized customer service is critical to its ability to generate repeat and referral business. Management believes its service-oriented strategy has been successful, since over 50% of the Company's customers are repeat customers or referrals from existing customers. The Company provides all service, including parts and labor, throughout the term of the agreement. The Company provides personalized service by assigning one account manager to each customer. The account manager who delivers the customer's products will also make service calls and inquire about delinquent payments. The Company's commitment to customer service is reflected in its policy that requires employees to provide all customers, upon request, with the telephone number of the Company's corporate office where any complaints or problems which are not handled at the store level to the satisfaction of the customer can be resolved. Management believes this emphasis on customer service also reinforces the Company's credibility with its customers, builds customer loyalty and minimizes customer complaints.

          PROVIDE BRAND-NAME MERCHANDISE ON COMPETITIVE TERMS. The Company seeks to supply its customers with quality, nationally advertised brand-name merchandise on competitive terms. The Company typically offers broader product lines and higher quality merchandise than its local independent competitors. The Company monitors its competition regularly to stay informed of changing products and pricing and to adapt its product lines to local market tastes and influences.

          UTILIZE SOPHISTICATED MANAGEMENT INFORMATION SYSTEMS. The Company utilizes sophisticated management information systems that provide senior management with daily reports detailing key operational statistics for all stores. The systems allow management to track inventory movement within each product category as well as past due accounts and other collection activity. The Company's management information systems are a key factor in enabling management to integrate and control its newly-acquired stores, maintain strict control over costs and revenue and optimize the Company's return on rental merchandise. Management believes that the Company's information systems provide a significant competitive advantage over smaller local operators.

          ACHIEVE OPERATING EFFICIENCIES THROUGH CLUSTERING OF STORE LOCATIONS. The Company's acquisition and expansion strategy is focused upon developing "clusters" of stores in each of its markets. Management believes that by developing a cluster of stores in a particular market, the Company is better able to manage the operations of the stores and ensure conformity to its operating standards. In addition, the Company achieves significant economies of scale in its advertising, marketing and supervision costs by operating stores in clusters rather than stores in more dispersed locations.

          ENHANCE EMPLOYEE PRODUCTIVITY THROUGH INCENTIVE-BASED COMPENSATION AND TRAINING. The Company has structured its compensation arrangements to provide regional and store-level managers with incentives to increase store revenue and profits. As a result, up to 50% of a store manager's total compensation may be based upon the profitability of his or her store. Regional managers are paid based on the profitability of the group of stores they supervise, with over one-third of their compensation provided for in the form of profit-based commissions. Management is committed to providing its employees with formal, supervised training. The Company has established a "training store" in each of the Company's market areas and has developed a comprehensive training manual which outlines all of the Company's procedures and operating practices. Management believes that its training programs enhance the Company's operations by ensuring conformity to established operating standards, reducing employee turnover, enhancing employee productivity and improving employee morale.

GROWTH STRATEGIES

          The Company intends to continue to increase its revenue and profits by adhering to the following strategies:

          ACQUIRE EXISTING RENTAL-PURCHASE STORES. The Company plans to capitalize on the consolidation trend in the rental-purchase industry and intends to increase the number of stores it owns primarily through acquisitions of existing rental-purchase stores. The Company continually reviews acquisition opportunities, and management believes that a number of acquisition opportunities currently exist. The Company plans to focus its acquisition efforts on stores which can most readily be integrated into the Company's operational structure and market areas. The Company typically targets smaller, profitable, yet undercapitalized chains of rental-purchase stores. The acquired stores benefit from the administrative systems, improved products, increased advertising and purchasing power of the larger organization while maintaining their local market presence.

          IMPROVE THE PERFORMANCE OF ACQUIRED STORES. Following an acquisition, management seeks to improve store performance through strategies intended to produce immediate gains in operating efficiency and profitability. These strategies typically include an immediate investment of capital in new inventory and an increase in advertising expenditures. Additionally, management expects to enhance the profitability of acquired stores through closer supervision of store operations, improved selling techniques, improved collection procedures, and higher inventory yield. Through the implementation of these strategies, revenue from the stores acquired in the 1994 and 1995 acquisitions increased approximately 30.0% and 10.0% respectively since the dates of acquisition. The Company is currently in the process of applying these strategies to the stores acquired in the 1996 acquisitions. Management believes that the Company's existing corporate infrastructure will support the Company's planned level of growth for the foreseeable future without significant increases in overhead costs.

          INCREASE MARKET PENETRATION IN EXISTING MARKETS. While continuing to pursue its acquisition strategy, the Company will seek to increase revenue and profits in existing markets through targeted marketing to potential customers and the introduction of broader product lines. The Company promotes its merchandise and services through direct mail and television and radio advertising. This strategy enabled the Company to demonstrate increases in comparable store revenue growth during the years 1992 through 1996 by 3.1%, 8.0%, 4.3%, 3.2% and 4.7%, respectively. In certain established market areas, the Company may open new stores where viable acquisition opportunities are not available.


MERCHANDISING

          Each of the Company's stores offers an assortment of quality, brand-name merchandise, including consumer electronics, appliances, furniture, jewelry and home furnishing accessories. The Company displays a wide variety of styles and models of merchandise in its stores. Merchandise is displayed in showroom settings featuring attractive, professional displays and signage. Store interiors feature bright colors and neon in an atmosphere intended to make customers feel comfortable. Corporate and regional management closely monitors adherence to Company standards for cleanliness and quality of merchandise in all stores.

          Management regularly evaluates and modifies its product offerings to reflect changing local demand. The Company frequently test markets new merchandise items to expand the total number of items on rent and increase the dollar value of its outstanding contracts. As a percentage of total units on rent at December 31, 1996, consumer electronics accounted for 37.0%; appliances accounted for 26.0%; furniture accounted for 22.0%; and jewelry and home furnishing accessories accounted for 16.0%. Customers may choose either new or previously rented merchandise. Previously rented merchandise is marketed at the same rental rate as new merchandise, but requires fewer consecutive rental payments to obtain ownership. On February 28, 1997, the Company's average rental rate was $13.16 per week. The Company, like the rental-purchase industry in general, requires higher aggregate payments than are usually charged under installment purchase or credit plans that do not offer the same array of payment options or services or that require a continuing financial obligation.

          CONSUMER ELECTRONICS. The Company offers a variety of videocassette recorders, color televisions, stereo systems and home entertainment centers. Major electronics brands include Fisher, RCA, GE, Sharp and Zenith. Weekly rental prices for electronics range from $6.99 to $44.95.

          APPLIANCES. The Company rents major appliances including brand names such as Whirlpool, Tappan, Roper and Gibson. The product line includes washing machines and dryers, refrigerators, microwave ovens, ranges, freezers and portable dishwashers. Weekly rental prices for appliances range from $6.99 to $24.99.

          FURNITURE. The Company offers a broad selection of furniture items, including recliners, casual dinettes, seven-piece living room groups with matching lamps and tables and bedroom and juvenile furniture in a variety of styles and packages. Room vignettes allow customers to visualize how the product will look in their homes while simultaneously providing a showcase for accessories. Weekly rental rates for furniture range from $9.99 to $24.99.

          JEWELRY AND HOME FURNISHING ACCESSORIES. The Company offers diamond and gold jewelry in store displays featuring lighted glass cases with custom neon signage and track lighting. Employees receive special training in jewelry merchandising and security. The typical jewelry customer presently makes timely payments at the store on other products. Weekly rental rates for jewelry range from $9.99 to $19.99. The Company's stores also display a wide variety of low-cost home furnishing accessories, including decorative lamps, oversized wall art and casual tables. Accessories are typically packaged with other merchandise such as a living room group or bedroom group. Weekly rental rates for these products range from $3.99 to $9.99.

STORE OPERATIONS

          The Company currently operates 167stores in 20 states. The following table sets forth the number of store locations in each state in which the Company presently operates.

                          Number of                    Number of
             State          Stores      State            Stores
             ------        -------     ------           -------

              Alabama        11        Maryland            2
              Arizona        3         Mississippi         6
              Arkansas       19        Missouri            4
              Florida        21        North Carolina      1
              Georgia        15        Ohio                16
              Indiana        9         South Carolina      1
              Illinois       6         Tennessee           5
              Kansas         1         Texas               7
              Kentucky       16        Virginia            11
              Louisiana      7         West Virginia       6

          The average store contains approximately 3,800 square feet. Approximately 70% of each store's space is generally used for showroom space and 30% for offices and storage. Each regional manager maintains an office in a store within his or her region. Management believes that suitable store space is available for lease in each market where the Company currently operates or plans to operate. The Company does not operate any distribution warehouses.

          In considering acquisition opportunities and potential new markets, the Company reviews demographic and competitive information concerning the patterns of potential rental-purchase customers. Store locations are evaluated based upon management's analysis of such demographic information, the proximity of competitors, traffic counts, area population, accessibility and cost. Stores are typically located in strip shopping centers that contain a large anchor tenant, usually a major discounter or supermarket, and other compatible tenants such as auto parts retailers, drugstores, convenience stores, fast food outlets and laundromats. The surrounding area is typically populated with a high concentration of lower and middle income consumers. Most customers reside within a five- mile radius of the store.

          MANAGEMENT AND SUPERVISION. The Company's operating strategy is to limit the number of stores supervised by each division or regional manager to assure adequate monitoring of operations. The Company expects to employ additional division and regional managers as the number of store locations increases. The Company's 167 stores are presently organized into three divisions. A Division Vice President directs up to eight regional managers who are responsible for five to seven stores each. Division Vice Presidents are experienced executives who report directly to the Chief Operating Officer. Regional managers reside in the regions that they supervise and monitor individual store performance and inventory on a daily basis.

          Each store is typically staffed with a manager, an assistant manager, three account managers and a showroom sales assistant. Individual store managers are responsible for customer relations and account collection, development of new rental accounts, inventory management, staffing and training and profit and loss control.

          Management at the Company's corporate offices directs and coordinates purchasing, product servicing, planning and controls, employee training and personnel matters. Marketing and operations personnel evaluate the performance of each store utilizing on-site reviews and daily operations summaries. The Company has significantly expanded its corporate office resources during 1994, 1995 and 1996 to support its continued growth.

          The Company distributes simplified written procedures and policies covering all aspects of store-level operations. These policies and procedures have been designed to minimize the operating risks inherent in the rental-purchase business. Management believes that revenue and profits for rental-purchase stores can be managed by focusing on a few key operational ratios. The Company also seeks to enforce profit and loss accountability at each level of management through profit-based incentive compensation programs. Store managers receive a monthly commission based on profits of their stores before corporate overhead. Division and regional managers receive commissions based on the profitability of the group of stores for which they are responsible. Strict inventory controls allow management to monitor the status and income production of each individual piece of inventory until its disposal, typically 18 to 24 months after original date of purchase.

          The Company seeks to attract and retain qualified store managers and other store-level personnel. New personnel at all levels of the organization are required to complete a one week training program before being assigned to a store for continued on-the-job training. The Company has developed an innovative training program that includes the establishment of a "training store" in each of the Company's market areas. In addition, the Company has developed a comprehensive training manual for its employees which outlines all of the Company's procedures and operational practices.

          CUSTOMER SERVICE. Management believes that the quality and timeliness of its customer service provide the Company with a competitive advantage. The Company provides same day delivery and installation of its merchandise at little or no additional cost to the customer. The Company performs all necessary service without charge, except for damage in excess of normal wear and tear. Most products offered by the Company are covered under standard manufacturers' warranties, and the remainder of the warranties may be transferred to a customer who obtains ownership. Customers are fully liable for damage, loss or destruction of the merchandise unless they have purchased an optional loss/damage waiver.

          The Company monitors customer relations at the store level and encourages customer feedback. Company policy requires employees to provide all customers, upon request, with the telephone number of the Company's corporate office where any complaints or problems which are not handled at the store level to the satisfaction of the customer can be resolved.
                                          7

          COLLECTION PROCEDURES. Management believes that good collection practices are critical to the Company's profitability and continued success. The Company manages the collection process by making a thorough and accurate initial presentation of the rental-purchase transaction to each customer and then monitoring each new account closely thereafter. Management believes that the Company's "preventive maintenance" approach to collection practices increases revenue per product while controlling collection and pickup costs, decreases the likelihood of customer default, improves customer relations and reduces chargeoffs. The Company has adopted and closely monitors compliance with standardized collection procedures. Information on delinquent accounts is reported in detail each day, and the Company's collection procedures are monitored by store managers and reviewed routinely by their regional managers. Average chargeoffs due to lost or stolen merchandise were approximately 1.9% of the Company's revenue during the three years ended December 31, 1996. This rate compares favorably to three-year average chargeoff rate of approximately 2.6% of revenue for the largest chains in the industry reporting to APRO in 1995.

          In the event a customer fails to renew a rental-purchase agreement or return the merchandise in a timely manner, the account manager who delivered the product contacts the customer to arrange for reinstatement by in-store payment of the amount due. If no payment is received, the account manager will arrange for reinstatement of the agreement or the return of the merchandise to the store. In order to reduce potential conflict and liability, employees are discouraged from collecting payments at the customer's residence. Approximately 90% of all rental payments are made in person at the store or by mail. Management attempts to recover all rental merchandise or receive full payment within seven days of expiration of the agreement. Substantially all recoveries of merchandise are voluntary. In a small number of cases, the Company utilizes the judicial process to enforce the return of unrecovered items. Only a corporate officer may approve civil proceedings against a customer.

          MANAGEMENT INFORMATION SYSTEMS. The Company's management information systems provide detailed information on store operations in daily, weekly, monthly and year-to-date reports. These reports cover data in a broad range of categories and present information by stores or groups of stores. The systems provide the Company's management with on-demand access to operating and financial information about any store. The Company's integrated computerized management information and control systems track inventory movement for each store location and by each product category, minimizing excess inventory while maintaining optimal in-stock positions. The systems also monitor collection procedures and practices in order to help minimize late payments and expenses related to recovery of merchandise while maximizing customer relations and compliance with regulatory and industry-accepted collection practices. Store reports are reviewed daily by store and regional managers. Division managers and senior executives review group summaries, and exceptions to Company standards are addressed each day. Daily store activity is electronically transmitted to home office computers each night. The integration of the management information systems with the Company's accounting system allows financial statements to be generated within seven to ten days after the end of each month. These systems have enabled the Company to expand its operations while maintaining a high degree of control over cash receipts, inventory and customer transactions.

          RENTAL-PURCHASE AGREEMENTS. The Company extends renewable week-to-week or month-to-month rental-purchase agreements that can be canceled at any time. Approximately 75% of all agreements provide for weekly payments. The customer's obligations are to make rental payments in advance of the period for which he or she chooses to rent the merchandise, to pay for loss or damage to the merchandise if not covered under available loss/damage waivers and to return the merchandise to the Company at the expiration of the rental period if he or she elects not to renew the agreement. Each agreement automatically expires at the end of the stated rental period unless a renewal payment is made. Expired accounts may be renewed by payment of the delinquent rent and a nominal reinstatement fee. The Company retains title to the merchandise during the term of the agreement. Ownership of the merchandise may transfer to the customer after continuous renewal of the agreement for a stated period, usually 78 weeks.

          The Company has developed and uses its own standard form rental-purchase agreements based upon APRO model documents. Variations in the legal requirements of each state are normally addressed through the use of riders to the form agreements. Management believes that the Company's agreements materially comply with the legal requirements of the states in which they are used. See "- Government Regulation."

          Although the Company does not conduct a formal credit investigation to qualify its customers, potential customers must provide certain personal information which is verified by the store manager or assistant manager before a rental-purchase agreement can be approved. Required information typically includes a valid driver's license, a place of employment or verifiable source of income, home address and the phone numbers and addresses of relatives. Approximately 90% of all rental orders are approved. Subsequent rental payments are required to be mailed to or made at the store. Where permitted by law, the Company offers loss/damage waivers to customers who desire protection from loss or damage. Such fees are standard in the industry, are not represented as insurance, and may be subject to government- specified limits.

          PRODUCT TURNOVER. Historical information maintained by the Company indicates that less than 25% of the Company's customers complete the full term of a rental-purchase agreement, and management believes that this trend will continue. During the 12-month period ended December 31, 1996, the average duration of the Company's rental-purchase agreements was approximately six months. On February 28, 1997, the Company's stores were assigned an average of 1,082 items of merchandise per store, of which approximately 809 items were on rental-purchase agreements and approximately 273 items were in service or available for rental.

PURCHASING AND DISTRIBUTION.

          The Company's product mix is determined by senior management, based on promotional requirements and on customer demand as determined from store inventory analysis reports. Store managers order inventory on a weekly basis and consult with their regional managers to determine whether existing merchandise can be reallocated before ordering new products. Store managers are not permitted to order directly from a manufacturer but may order fill-in quantities from local distributors with prior approval from the purchasing department. The Company seeks to maximize return on inventory investment by maintaining merchandise held for rent but not rented at a level no greater than 25% of total inventory. Adjusted for seasonal fluctuations, the Company is currently maintaining merchandise held for rent at the targeted level. The Company does not maintain a centralized warehouse or distribution facility, since the Company's suppliers make direct shipments to its stores. Management believes that such an arrangement minimizes inventory costs and overhead expenses while allowing the Company to structure reasonably competitive terms and prices with its suppliers.

          The Company purchases the majority of its electronics merchandise directly from manufacturers and most of its appliances from one distributor. The Company purchases its furniture from various manufacturers and distributors. The Company's largest suppliers include Hart-Parrish Distributors and Sanyo-Fisher Corporation, which accounted for approximately 16.8% and 16.5%, respectively, of all merchandise purchased for Company stores in 1996. No other supplier accounted for more than 10% of total purchases. Management generally does not sign contracts with suppliers. The Company currently expects to continue relationships with its existing suppliers, but believes there are numerous sources of products available to the Company. Management does not believe that the Company's success is dependent on any one or more of its present suppliers. Executive officers and key managers regularly attend national and regional markets and trade shows to identify new products, negotiate prices and initiate contacts with potential new suppliers.

MARKETING AND ADVERTISING

          The Company promotes its products and services primarily through television and direct mail advertising. Unlike many rental-purchase companies that emphasize primarily print advertising, the Company spends over 50% of its advertising budget on television advertising. Management believes that television advertising reaches the Company's targeted customer base more effectively than print advertising and enhances the Company's image with its customers. The Company's television advertising and promotional literature emphasize the Company's credibility, quality of service and competitive weekly rental rates. The Company also markets its products and services through direct customer solicitation by the Company's store employees. Each store manager is required to generate additional business from the Company's active and inactive customer base.

          The Company utilizes television advertising in each of its markets. The commercials generally promote a special price for a particular product for a limited time period. Four-color, four-page direct mail brochures are mailed several times a year to selected zip codes within a five-mile radius of each of the Company's stores. The Company utilizes extensive point of sale materials in each store.

          For the years ended December 31, 1996 and 1995, total advertising expense was approximately 5.9% and 7.7%, respectively, of revenue. The decrease in advertising expense as a percentage of revenue in 1996 is attributable to a leveraging of expenditures for the stores acquired in the 1996. Management expects advertising expense as a percentage of revenue to continue to decline as these stores mature and as the Company acquires or opens additional stores in existing markets.

SERVICE MARKS

          The Company owns the registered service marks "Alrenco Rent To Own For The Home" and "Alrenco Rent To Own For The Home - The Only Way To Go." The products held for rent by the Company also bear trademarks and service marks held by their manufacturers.

COMPETITION

          The rental-purchase industry is highly competitive. As the following table illustrates, at March 1997, the 10 largest rental-purchase chains accounted for 41.5% of the approximately 7,500 rental-purchase stores in the United States.

                         RENTAL-PURCHASE INDUSTRY COMPETITORS

        Company (1)                Ownership      Number of     Percentage of
        -----------                ---------      Stores (2)    U.S.  Stores
                                                  ----------    ------------
     Rent-A-Center                Private (3)      1,420             18.9%
     Renters Choice, Inc. (4)     Public             667              8.9
     Rent-Way                     Public             193              2.6
     Aaron's Rental Purchase (4)  Public             190              2.5
     Central Rents                Private            174              2.3
     Alrenco                      Public             167              2.2
     Action TV & Appliance Rental Private            128              1.7
     Champion Rent to Own         Private            127              1.7
     Bestway Rental, Inc.         Public              60              0.8
     Rainbow Rentals              Private             60              0.8
                                                   -----             ----

        Totals                                     3,113             41.5%

        (1) Some of these competitors may also operate rent-to-rent stores in addition to the rental-purchase stores referenced in the table.

        (2)   Source: Association of Progressive Rental Organizations, based on
              membership records   and other publicly-available information.

        (3)   Owned by Thorn PLC, a publicly traded company in the United
              Kingdom.

        (4)   Includes franchised rental-purchase stores.


          The Company competes directly with other national and regional rental-purchase businesses, and on a very limited basis with temporary-use rental stores, such as furniture rental outlets, that investigate credit and generally extend three-month minimum leases. Competition within the rental-purchase industry is based primarily on store location, product selection and availability, customer service and rental rates and terms. The Company's largest national competitors have significantly greater resources than the Company.

GOVERNMENT REGULATION

          STATE REGULATION. Forty-five states have adopted legislation regulating rental-purchase transactions. Of those states, 43 require companies to provide certain disclosures to customers regarding the terms of the rental-purchase transaction. Three states regulate rental-purchase transactions as credit sales subject to interest rate limitations and other consumer lending restrictions. The Company neither operates in nor intends to operate in those three states. All 20 states in which the Company operates impose some type of disclosure requirements, either in advertising or in the rental-purchase agreement, or both. The regulations in these states also distinguish rental-purchase transactions from credit sales. Management believes that the operations of the Company are in material compliance with applicable state rental-purchase laws.

          FEDERAL REGULATION. No federal legislation has been enacted regulating the rental-purchase industry. In the past, federal legislation has been proposed which could affect the rental-purchase industry; however, management cannot predict whether any such legislation will be enacted and what the impact of such legislation would be.

          DEPRECIATION ISSUES. The IRS published a revenue ruling in July 1995 providing that MACRS is the appropriate depreciation method for rental-purchase merchandise. Prior to 1996, the Company has used the income forecasting method of depreciation for tax accounting, and management believes that this method has been widely used throughout the rental-purchase industry prior to publication of this revenue ruling. The Company is currently being audited by the IRS and may be required to pay certain additional taxes and interest and penalties thereon as a result of its use of the income forecasting method in prior years. Pending resolution of this audit, the Company intends to convert to the MACRS method of
depreciation  for tax accounting purposes only.   Management does not believe
that any additional taxes, interest and penalties which may be incurred as a result of the conversion to MACRS or the IRS audit will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

EMPLOYEES

          As of February 22, 1997, the Company employed 845 people, 55 of whom are assigned to the Company's corporate office and 790 of whom are directly involved in the management and operation of the Company's stores. None of the Company's employees are covered by a collective bargaining agreement. The Company provides numerous employee benefits, including a 401(k) plan and group life and health insurance plans. Management believes that relationships between the Company and its employees are good.


ITEM 2. PROPERTIES.

          The Company leases space for all of its rental-purchase stores as well as its corporate offices under leases expiring at various times through 2004. Most of the leases contain renewal options for additional periods at rental rates adjusted according to agreed upon formulas. The Company's corporate office consists of approximately 11,600 square feet and is leased from Kentuckiana Outfitting Company, a corporation owned by Michael D. Walts, Chairman of the Board and President of the Company. The Company also leases one store from Kentuckiana Outfitting Company. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS.

          From time to time the Company has been a party to various legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any material litigation and is not aware of any litigation threatened against it that could have a material adverse effect on its business.

          In connection with the settlement in 1994 of certain employment discrimination litigation initiated in the United States District Court, Northern District of Alabama, by former management employees, management employees and non-management employees, the Company agreed to take certain affirmative actions in hiring and established a "target" level for certain pivotal management and store-level positions. Failure to meet the target established in the settlement is not to be considered a per se violation of the settlement if the Company can demonstrate good faith efforts toward compliance. The Company has implemented a number of measures since the settlement in order to meet the targets. The court will retain jurisdiction over matters pertaining to the settlement until June 10,1997. The settlement is final and binding on all parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                       PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock has been traded on the NASDAQ National Market under the symbol RNCO since January 23, 1996, the date of the commencement of the initial public offering of the Common Stock. Prior to that time there was no established public trading market for the Common Stock. The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq National Market.

FISCAL YEAR 1996                                   HIGH            LOW
                                                   ----            ---
        First Quarter (from January 23, 1996)    $ 15.88        $ 13.75
        Second Quarter                             19.75          14.25
        Third Quarter                              23.75          16.75
        Fourth Quarter                             22.25           9.88

          As of March 15, 1997, there were 53 holders of record of the Company's Common Stock; however, the Company believes the number of beneficial owners is substantially greater.

          The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Under its bank credit agreement, the Company is currently prohibited from declaring or paying dividends on its Common Stock without the prior consent of the lender.

ITEM 6.   SELECTED FINANCIAL DATA.

          The following selected financial data for the three years ended December 31, 1996 was derived from the Company's financial statements audited by Grant Thornton LLP, independent certified public accountants. The following selected financial data for the years ended December 31, 1993 and 1992 was derived from the Company's financial statements audited by Welenken Himmelfarb & Co., independent certified public accountants. The selected financial data should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                             Year Ended December 31 (1)
                                             ------------------------------------------------------
                                                  1996       1995       1994       1993       1992
                                                  ----       ----       ----       ----       ----
                                                 (Dollars in thousands, except per share amounts)
STATEMENT OF EARNINGS DATA:
Revenue
  Rentals and fees......................      $ 63,856   $ 37,576   $ 27,800   $ 22,283   $ 20,424
Operating Expenses
  Direct store expenses
    Depreciation of rental merchandise..        13,964      9,099      7,483      5,889      5,620
    Other expenses......................        36,476     20,924     14,380     10,076     10,220
                                              --------   --------   --------   --------   --------
                                                50,440     30,023     21,863     15,965     15,840

  General and administrative expenses...         5,589      4,338      3,678      3,650      2,741
  Litigation settlement.................             -          -          -        625          -
  Amortization of intangibles...........         1,141        285         97         30          4
                                              --------   --------   --------   --------   --------

    Total operating expenses............        57,170     34,646     25,638     20,270     18,585
                                              --------   --------   --------   --------   --------

    Operating profit....................         6,686      2,929      2,162      2,013      1,839




                              Table continued next page





Other expense (income)
  Interest expense......................           652        894        461        281        434
  Interest income.......................          (134)         -          -          -          -
  Gain on sale of investments...........             -       (100)         -          -          -
                                              --------   --------   --------   --------   --------
                                                   518        794        461        281        434
                                              --------   --------   --------   --------   --------

    Earnings before income taxes........         6,168      2,135      1,701      1,732      1,405

Income tax expense......................         2,505        868        739        722        497
                                              --------   --------   --------   --------   --------

    NET EARNINGS........................      $  3,663   $  1,267   $    962   $  1,010   $    908
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------

Earnings per common share...............      $   0.77   $   0.41   $   0.31   $   0.33   $   0.29
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------

Weighted average shares outstanding.....         4,787      3,105      3,105      3,105      3,105


OPERATING DATA:
Stores open at end of period............           130         69         53         34         35
Comparable store revenue growth(2)......          4.7%       3.2%       4.3%       8.0%       3.1%



                                                                 As of December 31
                                                                 -----------------

                                                  1996       1995       1994       1993       1992
                                                  ----       ----       ----       ----       ----
                                                              (Dollars in thousands)
BALANCE SHEET DATA:
Rental merchandise, net.................      $ 27,933   $ 13,115   $  9,336   $  5,675   $  5,417
Intangible assets, net..................        20,323      4,869        592         12         13
Total assets............................        62,196     21,007     13,173      7,666      7,088
Total debt..............................             -     12,865      7,694      2,929      4,137
Total liabilities.......................         4,532     16,531      9,934      5,419      5,851
Stockholders' equity....................        57,663      4,476      3,239      2,247      1,237


(1) Financial results for 1996, 1995, and 1994 include the operations of entities acquired from the date of acquisition. In addition, effective January 1, 1995, the Company changed its method of depreciating rental merchandise to the income forecasting method. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes A and B of Notes to Financial Statements of the Company.

(2) Comparable store revenue for each period presented includes revenue of stores open at the end of each period and at the end of the prior period. Comparable store revenue growth does not take into account revenue from acquired stores which, as of December 31, 1996, had not been operated by the Company for two full twelve month periods.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data," and the financial statements of the Company and the accompanying notes thereto included elsewhere in this report.

GENERAL

          The Company grew primarily through the opening of new stores from its inception in 1980 through 1990. During the period from 1990 to 1993, management focused its efforts on improving the performance of the Company's stores and, as a result, the Company increased its revenue from $16.3 million to $22.3 million. During the same period, operating profit increased from $908,000 to $2.0 million and net earnings increased from $119,000 to $1.0 million.

          In July 1994, the Company acquired 18 rental-purchase stores located in three states (the"1994 Acquisition"). The purchase price for the stores was $3.5 million, all of which was borrowed under the Company's bank loan agreement. Of the purchase price, $180,000 was allocated to the value of rental contracts and $497,000 was allocated to other intangible assets.

          In September 1995, the Company acquired 15 stores located in five states (the "1995 Acquisition"). The purchase price for the stores was $5.9 million, all of which was borrowed under the Loan Agreement. Of the purchase price, $210,000 was allocated to the value of rental contracts and $3.7 million was allocated to other intangible assets.

          In March , 1996 the Company acquired 14 stores located in four states. The purchase price for the stores was $6.5 million, of which $3.8 million came from the Company's cash and $2.7 million was borrowed under the Loan Agreement. At the time of acquisition, the stores were generating approximately $850,000 in aggregate average monthly revenues or approximately $60,000 per store, approximately the same level as the Company's core stores.

          In August , 1996 the Company acquired 15 stores located in one state. The purchase price for the stores was $5.9 million, all of which was borrowed under the Loan Agreement. At the time of acquisition, the stores were generating approximately $595,000 in aggregate average monthly revenues or approximately $40,000 per store.

          In addition, in 1996, the Company acquired 47 stores in 21 separate
transactions for an   aggregate purchase price of $12.9 million.  At the times
of acquisition, these stores were generating approximately $1.4 million in aggregate average monthly revenues or approximately $31,000 per store. Of the aggregate purchase price, $476,000 was allocated to the value of rental contracts and $7.2 million was allocated to other intangible assets. These stores are positioned in, or are contiguous to, a number of the Company's existing market areas.

          In January, 1997 the Company acquired 28 stores located in four states. The purchase price for the stores was $11.9 million, of which $6.2 million came from the Company's cash and $5.7 million was borrowed under the Loan Agreement. At the time of acquisition, the stores were generating approximately $994,000 in aggregate average monthly revenues or approximately $36,000 per store. Of the purchase price, $311,000 was allocated to the value of rental contracts, and $7.4 million was allocated to other intangible assets.


          Management believes that, although many of these stores are operating at revenue levels below that of the Company's existing stores, the majority are profitable. While the addition of these stores has increased the level of other direct store expenses as a percentage of revenue due to the relatively fixed nature of these expenses, management expects to realize increased revenue and profitability from these stores by implementing its advertising and marketing programs and through operating efficiencies achieved by integrating these stores into clusters of existing stores.

          Due to the significant impact of the acquisitions on the Company's operations and the increase in the Company's management personnel to support these and future acquisitions, the Company's historical results of operations and period-to-period comparisons may not be meaningful or indicative of future results. All acquisitions were accounted for as purchase transactions. The financial statements therefore include the operations of the acquired entities from the date of acquisition, and the addition of revenues, expenses and other components associated with the acquisitions are the principal reasons for the significant differences when comparing results of operations to prior periods.

          The Company expects to continue to make acquisitions of rental-purchase stores and may open new stores. To the extent that the Company acquires underperforming or unprofitable stores or opens new stores, the Company's results of operations may be negatively affected due to the initial costs associated with such stores.

COMPONENTS OF INCOME

          REVENUE. The Company collects non-refundable rental payments and fees in advance, generally on a weekly basis. This revenue is recognized over the rental term. Rental-purchase agreements include a discounted early purchase option. Amounts received upon sales of merchandise pursuant to these options and upon the sale of used merchandise are recognized as revenue when the merchandise is sold.

          DEPRECIATION OF RENTAL MERCHANDISE. Rental merchandise acquired prior to January 1, 1995 was being depreciated by the straight-line method over various estimated useful lives, primarily 21 months. For rental merchandise acquired after January 1, 1995 the Company adopted the income forecasting method of depreciation. Management believes income forecasting is the most widely used method of depreciation in the rental-purchase industry, because it provides a more systematic and rational allocation of the cost of rental merchandise to operations as its useful life expires. This depreciation method is intended to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 18 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents provided in the rental contract, which is an activity based method similar to the units of production method. The effect of the change in accounting method was to increase net earnings by approximately $470,000 for the year ended December 31, 1995, primarily because of the treatment of merchandise held for rent under the new method. For additional information regarding the Company's method of depreciating rental-purchase merchandise for financial accounting purposes, see Note A of Notes to Financial Statements of the Company.

          OTHER DIRECT STORE EXPENSES. Other direct store expenses include all salaries, wages and commissions paid to store-level employees, including any related benefits and taxes, as well as store-level general and administrative expenses and delivery expenses, advertising, occupancy, non-rental depreciation and other operating expenses.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include all overhead expenses related to the Company's corporate offices (including expenses of field supervisors), such as salaries, taxes and benefits, occupancy, training and travel expenses.

          AMORTIZATION OF INTANGIBLES. Amortization of intangibles represents the amortization of excess of purchase price over the fair market value of acquired assets. See "- General." Intangible assets generally include covenants not to compete, intangible value of customer contracts and goodwill with writeoff periods ranging from 15 months to 240 months.

          INCOME TAX EXPENSE. Income tax expense includes the combined effect of all federal, state and local income taxes imposed upon the Company by various taxing jurisdictions.

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain Statement of Earnings data as a percentage of revenue.


                                                      Year Ended December 31
                                                      ----------------------
                                                     1996      1995      1994
                                                     ----      ----      ----
REVENUE:
     Rentals and fees...........................    100.0%    100.0%    100.0%

OPERATING EXPENSES:
     Direct store expenses......................
          Depreciation of rental merchandise....     21.9      24.2      26.9
          Other direct store expenses...........     57.1      55.7      51.7
                                                     ----      ----      ----
                                                     79.0      79.9      78.6

     General and administrative.................      8.8      11.5      13.2
     Amortization of intangibles................      1.8       0.8       0.4
                                                     ----      ----      ----

Operating profit................................     10.4       7.8       7.8

Interest income.................................     (0.2)        -         -
Interest expense................................      1.0       2.4       1.7
Non-operating income............................        -     ( 0.3)        -
                                                     ----      ----      ----

Earnings before income taxes....................      9.6       5.7       6.1
Income tax expense..............................      3.9       2.3       2.7
                                                     ----      ----      ----

Net Earnings....................................      5.7       3.4       3.4
                                                     ----      ----      ----
                                                     ----      ----      ----


          COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

          REVENUE. Revenue increased $26.3 million, or 69.9%, to $63.9 million for the year ended December 31, 1996, from $37.6 million in 1995. Revenue from same store operations accounted for $1.3 million, or 4.9% of the increase, and revenue from acquired stores accounted for $25.0 million, or 95.1% of the increase for the year. Management believes that the increase in revenue for the period was primarily attributable to improved performance of the stores acquired in the 1994 and 1995 Acquisitions, and an increase in the number of items on rent and in revenue earned per item on rent, improved collections and the addition of revenue from operations of the stores acquired in 1996.

          DEPRECIATION OF RENTAL MERCHANDISE. Depreciation of rental merchandise increased $4.9 million, or 53.5%, to $14.0 million for the year ended December 31, 1996, from $9.1 in 1995. As a percentage of revenue, depreciation of rental merchandise decreased to 21.9% for the year ended December 31, 1996, from 24.2% in 1995, primarily as a continuing result of the change in the Company's depreciation method for new inventory additions.

          OTHER DIRECT STORE EXPENSES. Other direct store expenses increased $15.6 million, or 74.3%, to $36.5 million for the year ended December 31, 1996, from $20.9 million in 1995. As a percentage of revenue, other expenses increased to 57.1% for the year ended December 31, 1996, from 55.7% in 1995. This increase was primarily attributable to the additional costs incurred in connection with the operation of the stores acquired in the 1994, 1995 and 1996 Acquisitions. The stores acquired operated at lower average revenue per store and therefore had higher operating costs as a percentage of revenue than the Company's existing stores.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.3 million, or 28.8%, to $5.6 million for the year ended December 31, 1996, from $4.3 million in 1995. This increase was primarily attributable to additional corporate and administrative personnel to support the 1996 acquisitions and future store acquisitions. Corporate and administrative personnel levels are not expected to increase significantly over the foreseeable future. As a percentage of revenue, general and administrative expenses decreased to 8.8% for the year ended December 31, 1996, from 11.5% in 1995, primarily as a result of increased revenue from stores acquired in 1996 and greater operating efficiencies achieved through higher rental revenue. Management expects general and administrative costs to continue to decline as a percentage of revenue as the Company increases the number of stores which it operates.

          AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $856,000 to $1.1million for the year ended December 31, 1996, from $285,000 in 1995, primarily as a result of intangible assets created by the 1995 and 1996 acquisitions. As a percentage of revenue, amortization of intangibles increased to 1.8% for the year ended December 31, 1996, from 0.8% in 1995, primarily as a result of intangible assets created in the 1996 and 1995 acquisitions. Management expects amortization of intangibles to continue to increase with future acquisitions.

          INTEREST INCOME. Interest income of $134,000 was provided in the year ended December 31, 1996 by investing the cash proceeds of the public offerings of stock until the proceeds could be used for acquisitions.

          INTEREST EXPENSE. Interest expense decreased $242,000, or 27.0%, to $652,000 for the year ended December 31, 1996, from $894,000 in 1995. As a percentage of revenue, interest expense decreased to 1.0% for the year ended December 31, 1996, from 2.4% in 1995, primarily as a result of the capital raised by the public offerings of stock.

          NET EARNINGS. Net earnings increased $2.4 million, or 189.2%, to $3.7 million for the year ended December 31, 1996, from $1.3 million in 1995. As a percentage of revenue, net earnings increased to 5.7% for the year ended December 31, 1996, from 3.4% in 1995, primarily as a result of higher revenues and operating margins for the stores acquired in the 1994 and 1995 Acquisitions.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

          REVENUE. Revenue increased $9.8 million, or 35.2%, to $37.6 million for the year ended December 31, 1995, from $27.8 million in 1994. Revenue from same store operations accounted for $779,300, or 8.5% of the increase, and revenue from acquired stores accounted for $8.4 million, or 91.5% of the increase for the year. Management believes that the increase in revenue for the period was primarily attributable to improved performance of the stores acquired in the 1994 Acquisition, and increase in the number of items on rent and in revenue earned per item on rent, improved collections and the addition of revenue from four months of operations of the stores acquired in the 1995 Acquisition. The increase in revenue earned per item on rent was primarily attributable to the purchase and subsequent rental of higher priced merchandise.

          DEPRECIATION OF RENTAL MERCHANDISE. Depreciation of rental merchandise increased $1.6 million, or 21.6%, to $9.1 million for the year ended December 31, 1995, from $7.5 in 1994. As a percentage of revenue, depreciation of rental merchandise decreased to 24.2% for the year ended December 31, 1995, from 26.9% in 1994, primarily as a result of the change in the Company's depreciation method for new inventory additions and increased revenue per item. The effect of the change in accounting method was to increase net earnings by $470,000 for the year ended December 31, 1995, primarily because of the treatment of merchandise held for rent under the new method. See "- Components of Income."

          OTHER DIRECT STORE EXPENSES. Other direct store expenses increased $6.5 million, or 45.5%, to $20.9 million for the year ended December 31, 1995, from $14.4 million in 1994. As a percentage of revenue, other expenses increased to 55.7% for the year ended December 31, 1995, from 51.7% in 1994. This increase was primarily attributable to the additional costs incurred in connection with the operation of the stores acquired in the 1994 Acquisition. The stores acquired in the 1994 Acquisition operated at lower average revenue per store and therefore had higher operating costs as a percentage of revenue than the Company's existing stores.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $660,900, or 18.0%, to $4.3 million for the year ended December 31, 1995, from $3.7 million in 1994. . This increase was primarily attributable to additional corporate and administrative personnel to support the 1994 and 1995 Acquisitions and future store acquisitions. Corporate and administrative personnel levels are not expected to increase significantly over the foreseeable future. As a percentage of revenue, general and administrative expenses decreased to 11.5% for the year ended December 31, 1995, from 13.2% in 1994, primarily as a result of increased revenue in stores acquired in 1994 and greater operating efficiencies achieved through higher rental revenue. Management expects general and administrative costs to continue to decline as a percentage of revenue as the Company increases the number of stores which it operates.

          AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $188,000 to $285,000 for the year ended December 31, 1995, primarily as a result of intangible assets created by the 1994 and 1995 Acquisitions.

          INTEREST EXPENSE. Interest expense increased $433,000, or 93.9%, to $894,000 for the year ended December 31, 1995, from $461,000 in 1994. As a percentage of revenue, interest expense increased to 2.4% for the year ended December 31, 1995, from 1.7% in 1994, primarily as a result of the debt incurred in connection with the 1994 and 1995 Acquisitions.

          NON-OPERATING INCOME. Non-operating income of $100,000 was provided in the year ended December 31, 1995 by the gain on sale of securities previously held by the company.

          NET EARNINGS. Net earnings increased $305,000, or 31.7%, to $1.3 million for the year ended December 31, 1995, from $962,000 in 1994. As a percentage of revenue, net earnings decreased to 3.4% for the year ended December 31, 1995, from 3.5% for the 1994 comparable period, primarily as a result of increased interest expense and lower operating margins for the stores acquired in the 1994 Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company's growth has been financed through internally generated working capital and borrowings under the Loan Agreement. Indebtedness incurred by the Company in connection with the 1994, 1995 and 1996 Acquisitions was financed with borrowings under the Loan Agreement.

          On January 23, 1996, the Company completed an initial public offering of 1,800,000 shares of common stock which included 700,000 shares by a selling shareholder. Proceeds of the sale to the company net of underwriters discount but before expenses amounted to $14,322,000. On February 26, 1996 the underwriters of the offering exercised part of their over-allotment option for 219,200 shares. Company net proceeds from this transaction amounted to $2,853,984. A portion of the net proceeds of the public offering was used to repay all outstanding indebtedness under the Loan Agreement.

          On September 18, 1996, the Company completed a public offering of 1,500,000 shares of common stock. Proceeds of the sale to the company net of underwriters discount but before expenses amounted to $30,315,000. On October 17, 1996 the underwriters of the offering exercised part of their over-allotment option for 149,300 shares. Company net proceeds from this transaction amounted to $3,017,353. A portion of the net proceeds of the public offering was used to repay all outstanding indebtedness under the Loan Agreement.

          On August 9, 1996, the company entered into an agreement with its bank lender to amend the existing agreement to provide an increase in the maximum amount of the facility, and lower interest rates and fees. Borrowings under the Loan Agreement bear interest at the bank's prime rate of interest (8.25% per annum at December 31, 1996) plus 0.0% to 1.25% depending upon the overall level of indebtedness under the agreement. If an event of default has occurred or exists under the Loan Agreement, all borrowings under the Loan Agreement will bear interest at the bank's prime rate of interest plus 3.25%. Under the Loan Agreement, the Company may borrow an amount equal to the lesser of (a) the immediate three-month average monthly rental contract revenues multiplied by the monthly revenue multiplier (4.00 at December 31, 1996) or (b) the maximum amount available under the Loan Agreement ($25.0 million at December 31, 1996). The monthly and the maximum amount available under the Loan Agreement each will be reduced in quarterly increments during the period beginning in February 1997 and ending at loan maturity. The Loan Agreement matures on February 1, 2000. Borrowings under the Loan Agreement are secured by a lien on all of the Company's assets. The Loan Agreement includes certain profitability, cash flow and net worth requirements, as well as covenants which limit the ability of the Company to incur additional bank or other indebtedness, declare or pay cash or stock dividends and engage in any merger transactions.

          For the year ended December 31, 1996, net cash used in operating activities was $2.0 million consisting primarily of purchases of rental merchandise for existing and acquired stores. Net cash used in investing activities was $26.9 million consisting primarily of funds used to acquire businesses. Net cash provided by financing activities was $36.4 million which was the proceeds of the two public stock offerings partially offset by repaying the line of credit.

          The Company's primary requirements for capital (other than those related to acquisitions) consist of purchasing additional rental merchandise and replacing rental merchandise which has been sold or is no longer suitable for rent. During the year ended December 31, 1996 and 1995, the Company purchased additional rental merchandise for aggregate amounts of approximately $22.1 million and $10.9 million, respectively.

          Management intends to increase the number of stores the Company operates primarily through acquisitions. Management currently expects to add approximately 10 to 20 new stores in 1997, in addition to those acquired in the Fastway acquisition, primarily through acquisition, and to add a comparable number of new stores in each of the next few years. Management believes that a number of acquisition opportunities are available within the rental-purchase industry. Acquisitions will vary in size and the Company will consider large acquisitions that could be material to the Company. There can be no assurance that the Company will be able to acquire any additional stores, or that any stores that are acquired will be or will become profitable.

          If acquisition opportunities are not available, the Company may open new stores. Management estimates that the average investment with respect to new stores is approximately $350,000 per store, of which rental merchandise comprises approximately 75%. The remaining investment consists of leasehold improvements, delivery vehicles, store signs, computer equipment and start-up costs. There can be no assurance that the Company will open any new stores in the future, or that any stores that are opened will become profitable.

          Management believes that internally generated working capital and additional borrowings under the Loan Agreement, will be adequate to fund operations and expansion plans of the Company at least through 1997. The Company plans to continue its current growth strategy of acquiring or opening new rental-purchase stores. To provide any additional funds necessary for the continued pursuit of the Company's growth strategies, the Company may incur, from time to time, additional short- and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

DEPRECIATION ISSUES; INCOME TAX CONSEQUENCES

          The Internal Revenue Service (the "IRS") published a revenue ruling in July 1995 providing that a five-year Modified Accelerated Cost Recovery System (" MACRS") is the appropriate depreciation method for rental purchase merchandise. Prior to 1996, the Company used the income forecast method of depreciation for tax accounting, and management believes that this method has been widely used throughout the rental-purchase industry prior to the publication of this revenue ruling. The conversion to MACRS will require that the cost of rental merchandise be depreciated over a five-year period while revenue is recognized over the contract term, typically 18 months.

Management does not believe that conversion to MACRS will significantly impact the Company's financial condition and results of operations. The potential effect of converting to MACRS cannot be accurately estimated, but management believes that adequate sources of liquidity are available to the Company to fund the payment of any additional taxes and interest which may result therefrom.
The Company is currently being audited by the IRS and may be required to pay certain additional taxes and interest and penalties thereon as a result of its use of the income forecast method in prior years. Pending the resolution of this audit, the Company intends to convert to the MACRS method of depreciation for tax accounting purposes only. Management believes that any such additional taxes and interest and penalties thereon, if incurred, will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

INFLATION AND SEASONALITY

          During the year ended December 31, 1996, and the years ended December 31, 1995 and 1994, the cost of rental merchandise, occupancy expenses and salaries and wages have increased. The increases have not had a significant effect on the Company's results of operations because the Company has been able to charge higher rental rates for its merchandise. The Company's business is relatively seasonal, with a greater percentage of rentals occurring during the fourth quarter of each year.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements of the Company required to be included in this Item 8 are set forth in Item 14 of this Report. The quarterly results of operations are included in the "Notes to Financial Statements" under Item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Welenken Himmelfarb & Co. served as the Company's independent accountants from its inception in 1980 to 1995. On September 28, 1995, the Company engaged Grant Thornton LLP to replace Welenken Himmelfarb & Co. as its independent accountants in preparation for the initial public stock offering. Upon the engagement of Grant Thornton LLP, the Company dismissed Welenken Himmelfarb & Co. as its independent accountants. The Company's Board of Directors ratified the engagement of Grant Thornton LLP as the Company's new independent accountants in November 1995. During the period Welenken Himmelfarb & Co. was engaged by the Company, there were no disagreements between them and the Company on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and no reportable events relating to the relationship between the Company and Welenken Himmelfarb & Co. Donald E. Groot is a partner in the accounting firm of Welenken, Himmelfarb & Co., and was first elected a director of the Company in November 1995.

                                       PART III

    ITEM 10.  DIRECTORS AND EXECUTIVEOFFICERS OF THE REGISTRANT. (*)

    ITEM 11.  EXECUTIVE COMPENSATION. (*)

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.(*)

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. (*)

    ---------------

    * The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 1997 Annual Meeting of Shareholders of Alrenco, Inc. which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following financial statements of Alrenco, Inc. are filed as a part of this report:

                                                                     Page
                                                                     ----

         Report of Independent Certified Public Accountants          F-1
         Balance Sheets - December 31, 1996 and 1995                 F-2
         Statements of Earnings - Years ended December 31,
            1996, 1995, and 1994                                     F-3
         Statement of Stockholders' Equity - Years ended
            December 31, 1996, 1995, and 1994                        F-4
         Statements of Cash Flows - Years ended
            December 31, 1996, 1995, and 1994                        F-5
         Notes to Financial Statements                               F-6

(a)(2) All financial statement schedules are omitted, as the required information is inapplicable or the information is present in the financial statements and related notes included in this report.

(a)(3) Exhibits filed with, or incorporated by reference in, this report are identified in the Index to Exhibits appearing on page 23 of this report. The following management contracts or compensatory plans and arrangements are filed or incorporated by reference as exhibits and included in the Index to Exhibits on page 23.

         (  i)  Life Insurance Policy for Michael D. Walts
         ( ii)  Alrenco, Inc. 1995 Stock Incentive Plan
         (iii) Restricted Stock Agreement between the Company and Raymond C. Holladay
         (iv) Restricted Stock Agreement between the Company and Theodore H. Wilson
         (v)    Alrenco, Inc. 401(k) Salary Reduction Plan
         (vi)   Form of director indemnification agreement

(b) No report on Form 8-K was filed for the quarter ended December 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALRENCO, INC.



Dated: March 26, 1997                  By: /s/ Michael D. Walts
                                          ---------------------------
                                          Michael D. Walts, Chairman of the
                                          Board and President



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                         Date
       ---------                        -----                         ----

   /s/ Michael D. Walts       Chairman of the Board and           March 26, 1997
-----------------------       President (principal executive
      Michael D. Walts        officer)

   /s/ Theodore H. Wilson     Executive Vice President, Chief     March 26, 1997
-------------------------     Financial Officer and Director
      Theodore H. Wilson     (principal financial and
                              accounting officer)

   /s/ Raymond C. Holladay    Executive Vice President, Chief     March 26, 1997
--------------------------    Operating Officer and Director
      Raymond C. Holladay

   /s/ Robert W. Lanum        Director                            March 26, 1997
----------------------
      Robert W. Lanum


   /s/ Donald E. Groot        Director                            March 26, 1997
----------------------
      Donald E. Groot

   /s/ W. Barrett Nichols     Director                            March 26, 1997
-------------------------
      W. Barrett Nichols

                                  INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                      DESCRIPTION OF EXHIBITS

     3.1* -- Amended and restated Articles of Incorporation of the Registrant 3.2* -- Amended and Restated Code of Bylaws of the Registrant
    10.1** -- Amended and Restated Financing Agreement dated as of February 29,
               1996, between the Registrant and Star Bank, National Association. 10.2** -- Amendment dated August 9, 1996 to Amended and Restated Financing
               Agreement dated as of February 29, 1996 between the Registrant and Star Bank, National Association.
    10.3*  -- Lease Agreement dated as of January 1, 1995 between the
               Registrant and Kentuckiana Outfitting Company as amended.
    10.4*  -- Lease Agreement dated as of January 1, 1995 between the
               Registrant and Kentuckiana Outfitting Company as amended.
    10.5*  -- Life Insurance Policy for Michael D. Walts.
    10.6*  -- Alrenco, Inc. 1995 Stock Incentive Plan
    10.7*  -- Restricted Stock Agreement between the Registrant and
               Raymond C. Holladay.
    10.8*  -- Restricted Stock Agreement between the Registrant and
               Theodore H. Wilson.
    10.9*  -- The Registrant's 401(k) Salary Reduction Plan.
    10.10* -- Form of Director Indemnification Agreement
    16.1*  -- Letter from Welenken Himmelfarb & Co. regarding change in independent accountants.
    18.1*  -- Letter from Grant Thornton LLP regarding change in accounting principle.
    23.1   -- Consent of independent certified public accountant.
    27.0   -- Financial Data Schedule.

---------------

* Incorporated herein by reference to exhibits filed with the registrant's registration statement on Form S-1 (File No. 33-99438) filed under the Securities Act of 1933.
** Incorporated herein by reference to exhibits filed with the registrant's registration statement on Form S-1 (File No. 333-11043) filed under the Securities Act of 1933.

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Alrenco, Inc.


We have audited the accompanying balance sheets of Alrenco, Inc. (an Indiana corporation) as of December 31, 1996 and 1995, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alrenco, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note A to the accompanying financial statements, the Company, on January 1, 1994, changed its method of accounting for investments and on January 1, 1995, changed its method of depreciating rental merchandise.

GRANT THORNTON LLP

Dallas Texas
February 7, 1997

                                    ALRENCO, INC.

                                    BALANCE SHEETS

                                     December 31,




         ASSETS                                                    1996                1995
                                                               -----------         -----------
Cash                                                           $ 7,468,539         $    27,041
Rental merchandise, net
  On rent                                                       21,060,946           9,999,312
  Held for rent                                                  6,871,795           3,116,056
                                                                ----------          ----------
                                                                27,932,741          13,115,368

Prepaid expenses and other assets                                1,436,556           1,381,452
Income tax receivable                                              323,327             128,563
Deferred income taxes                                              377,839              18,699
Property assets, net                                             4,261,951           1,402,409
Loan to stockholder                                                 71,636              64,384
Intangible assets, net                                          20,323,147           4,868,590
                                                                ----------          ----------

                                                               $62,195,736         $21,006,506
                                                                ----------          ----------
                                                                ----------          ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                       $ 2,567,140        $  1,763,272
Accrued liabilities                                              1,542,056           1,571,877
Taxes other than income                                            423,274             330,530
Debt                                                                    -           12,865,239
                                                                ----------          ----------
                                                                 4,532,470          16,530,918

Stockholders' equity
  Preferred stock, no par; 1,000,000 shares authorized;
     none issued or outstanding                                         -                    -
  Common stock, no par; 20,000,000 shares authorized;
     6,074,100 and 3,000,000 shares issued and
     outstanding in 1996 and 1995, respectively                 50,707,938               1,500
  Unamortized value of stock awards                             (1,182,138)                  -
  Retained earnings                                              8,137,466           4,474,088
                                                                ----------          ----------
                                                                57,663,266           4,475,588
                                                                ----------          ----------

                                                               $62,195,736         $21,006,506
                                                                ----------          ----------
                                                                ----------          ----------



           The accompanying notes are an integral part of these statements.

                                    ALRENCO, INC.

                                STATEMENTS OF EARNINGS

                               Year ended December 31,





                                                    1996           1995           1994
                                                 ----------     ----------     ----------

Revenue
  Rentals and fees                              $63,855,808    $37,575,639    $27,800,152

Operating expenses
  Direct store expenses
     Depreciation of rental merchandise          13,964,028      9,099,579      7,482,614
     Other                                       36,475,761     20,923,600     14,380,485
                                                 ----------     ----------     ----------
                                                 50,439,789     30,023,179     21,863,099
  General and administrative expenses             5,588,925      4,338,583      3,677,674
  Amortization of intangibles                     1,140,675        284,901         97,134
                                                 ----------     ----------     ----------

     Total operating expenses                    57,169,389     34,646,663     25,637,907
                                                 ----------     ----------     ----------

     Operating profit                             6,686,419      2,928,976      2,162,245

Other expense (income)
  Interest expense                                  652,255        894,003        461,130
  Interest income                                  (133,688)             -
  Gain on sale of investments                             -        (99,930)             -
                                                 ----------     ----------     ----------
                                                    518,567        794,073        461,130
                                                 ----------     ----------     ----------

     Earnings before income taxes                 6,167,852      2,134,903      1,701,115

Income tax expense                                2,504,474        868,311        739,287
                                                 ----------     ----------     ----------

     NET EARNINGS                               $ 3,663,378    $ 1,266,592    $   961,828
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

Earnings per common share                       $       .77    $       .41    $       .31
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------







            The accompanying notes are an integral part of this statement.

                                    ALRENCO, INC.

                          STATEMENT OF STOCKHOLDERS' EQUITY




                                                               UNAMORTIZED
                                         COMMON STOCK             VALUE           NET
                                  --------------------------    OF STOCK        RETAINED      UNREALIZED
                                     SHARES        AMOUNT        AWARDS         EARNINGS         GAIN          TOTAL
                                   ----------    ----------    ----------     ------------     --------      ---------

Balance at January 1,
  1994                             3,000,000    $     1,500   $         -      $2,245,668     $       -     $ 2,247,168

Unrealized gains from initial
  adoption of Statement of
  Financial Accounting
  Standards No, 115
  effective January 1, 1994,
  net of tax of $24,972                   -              -              -              -          35,313         35,313

Net change in unrealized
  gains, net of tax of
  $3,689                                  -              -              -              -          (5,216)        (5,216)

Net earnings                              -              -              -         961,828             -         961,828
                                  ----------    -----------   ------------     ----------     ----------    -----------

Balance at December 31,
  1994                             3,000,000          1,500             -       3,207,496         30,097      3,239,093

Net change in unrealized
  gains, net of tax of
  $21,283                                 -              -                             -         (30,097)       (30,097)

Net earnings                              -              -              -       1,266,592             -       1,266,592
                                  ----------    -----------   ------------     ----------     ----------    -----------

Balance at December 31,
  1995                             3,000,000          1,500             -       4,474,088             -       4,475,588

Initial public offering of
  common stock                     1,319,200     16,285,414             -              -              -      16,285,414

Restricted stock awards              105,000      1,470,000     (1,470,000)            -              -              -

Public offering of common
   stock                           1,649,300     32,942,624             -              -              -      32,942,624

Exercise of stock options                600          8,400             -              -              -           8,400

Amortization of stock
  awards                                  -              -         287,862             -              -         287,862

Net earnings                              -              -              -       3,663,378             -       3,663,378

                                  ----------    -----------   ------------     ----------     ----------    -----------
Balance at December 31,
  1996                             6,074,100    $50,707,938   $ (1,182,138)    $8,137,466     $       -     $57,663,266
                                  ----------    -----------   ------------     ----------     ----------    -----------
                                  ----------    -----------   ------------     ----------     ----------    -----------


           The accompanying notes are an integral part of these statements.

                                    ALRENCO, INC.

                               STATEMENTS OF CASH FLOWS

                               Year ended December 31,




                                                                        1996           1995           1994
                                                                     ----------     ----------     ----------
Cash flows from operating activities
  Net earnings                                                      $ 3,663,378    $ 1,266,592    $   961,828
  Adjustments to reconcile net earnings to net cash provided by operating activities
       Depreciation of rental merchandise                            13,964,028      9,099,579      7,482,614
       Depreciation of property assets                                  556,098        373,502        271,775
       Amortization of intangibles                                    1,140,675        284,901         97,134
       Loss on sale of property assets                                      -           13,353            671
       Deferred income taxes                                           (177,135)       202,672        263,060
       Amortization of stock awards                                     287,862            -              -
       Gain on sale of investments                                          -          (99,930)           -
  Changes in operating assets and liabilities, net of effects of acquisitions
       Rental merchandise                                           (22,077,402)   (10,888,866)    (9,108,973)
       Prepaid expenses and other                                       (55,104)      (676,064)      (401,881)
       Income taxes                                                    (194,764)           -         (211,620)
       Accounts payable - trade                                         803,868        755,788        310,861
       Accrued liabilities                                              (29,821)       480,269       (401,318)
       Taxes other than income                                           92,744        160,078         52,755
                                                                     ----------     ----------     ----------
         Net cash provided by (used in) operating activities         (2,025,573)       971,874       (683,094)

Cash flows from investing activities
  Purchase of property assets                                        (1,707,314)      (434,846)      (426,129)
  Proceeds from sale of property assets                                     -          160,661         83,975
  Purchases of investments                                                  -          (58,581)       (78,108)
  Proceeds from sale of investments                                         -          542,501            -
  Acquisition of businesses                                         (25,189,562)    (6,835,060)    (3,500,000)
  Increase in loan to stockholder                                        (7,252)        (7,466)        (7,662)
                                                                     ----------     ----------     ----------
         Net cash used in investing activities                      (26,904,128)    (6,632,791)    (3,927,924)

Cash flows from financing activities
  Increase (decrease) in line of credit                             (12,865,239)     5,664,031      4,613,559
  Net proceeds from public offerings                                 49,228,038            -              -
  Exercise of stock options                                               8,400            -              -
                                                                     ----------     ----------     ----------
         Net cash provided by financing activities                   36,371,199      5,664,031      4,613,559
                                                                     ----------     ----------     ----------

         NET INCREASE IN CASH                                         7,441,498          3,114          2,541

Cash at beginning of year                                                27,041         23,927         21,386
                                                                     ----------     ----------     ----------

Cash at end of year                                                 $ 7,468,539    $    27,041    $    23,927
                                                                     ----------     ----------     ----------
                                                                     ----------     ----------     ----------

Supplemental cash flow information
  Cash paid during the period for
     Interest                                                       $   758,623    $   818,330    $   394,037
     Income taxes                                                   $ 2,456,812    $   623,903    $   814,999


           The accompanying notes are an integral part of these statements.

                                    ALRENCO, INC.

                            NOTES TO FINANCIAL STATEMENTS



NOTE A - SUMMARY OF ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

    NATURE OF OPERATIONS

    The Company leases household durable goods to customers under rental-purchase agreements. At December 31, 1996, the Company operated 130 stores in 17 states in the United States.

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

    RENTALS AND FEES

    Merchandise is rented to customers pursuant to rental-purchase agreements which provide for weekly or monthly rental terms with nonrefundable rental payments. Generally, the customer has the right to acquire title either through a purchase option or through payment of all required rentals. Rentals and fees are recognized over the rental term. No revenue is accrued because the customer can cancel the rental contract at any time and the Company cannot enforce collection for nonpayment of rents. A provision is made for estimated losses of rental merchandise damaged or not returned by customers.

    PROPERTY ASSETS AND RELATED DEPRECIATION

    Furniture, equipment and vehicles are stated at cost and depreciation is provided over the estimated useful lives of the respective assets by the straight-line method. Leasehold improvements are amortized over the lease term plus one renewal option of the applicable leases by the straight-line method.

                                    ALRENCO, INC.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    INTANGIBLE ASSETS AND AMORTIZATION

    Intangible assets are stated at cost less accumulated amortization calculated by the straight-line method.

    ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    The Company evaluates long-lived assets and intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the discounted net cash flows they will generate.

    INCOME TAXES

    The Company provides deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when taxes become payable or receivable.

    INVESTMENTS

    On January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 requires companies to classify investments in marketable securities and in all debt securities as trading securities, available-for-sale securities, or held-to-maturity securities. The Company designates all of its securities, as available-for-sale securities, which are carried at fair value with unrealized holding gains and losses included in equity.

    CASH EQUIVALENTS

    For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

    EARNINGS PER COMMON SHARE

    Earnings per common share is based upon the weighted average number of common shares and common share equivalents outstanding during each period presented. Common share equivalents for all periods include restricted stock awards of 105,000 shares and in 1996, include the dilutive effect of common stock equivalents, principally stock options. Weighted average shares are 4,786,736 for 1996 and 3,105,000 for both 1995 and 1994.

    ADVERTISING COSTS

    Costs incurred for producing and communicating advertising are generally expensed when incurred.

                                    ALRENCO, INC.

NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

    STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and debt whose carrying value approximates fair value at December 31, 1996 and 1995.

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

    RECLASSIFICATIONS

    Certain reclassifications were made to prior year balances to conform to 1996 presentation.


NOTE B - ACQUISITIONS

    The Company purchased 14 stores from a company doing business as Easy Rentals on March 1, 1996 for cash of approximately $6.5 million. On August 1, 1996, the Company completed the acquisition of 14 stores through the purchase of the common stock of Network Rentals, Inc. (Network) for cash of approximately $5.6 million. During 1996, the Company also acquired 48 stores in 21 unrelated transactions for an aggregate cash purchase price of approximately $12.9 million. All of the acquisitions have been accounted for as purchases, and accordingly, the operating results of the acquired stores have been included in the operating results of the Company since their acquisition.

    On August 31, 1995, the Company purchased 15 rental-purchase stores for $5.95 million which was accounted for as a purchase. The operating results of these acquired stores are included in the operating results of the Company since August 31, 1995.

                                    ALRENCO, INC.

NOTE B - ACQUISITIONS - CONTINUED

    The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated at the beginning of the Company's 1996 and 1995 fiscal periods, after including the effect of adjustments for amortization of intangibles and interest expense on acquisition debt.

                                                          1996           1995
                                                       ----------     ----------

        Revenue                                       $75,263,597    $72,722,976
        Net earnings                                  $ 3,543,074    $   979,197
        Earnings per common share                            $.74           $.32

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.


NOTE C - RENTAL MERCHANDISE

     Cost and accumulated depreciation of rental merchandise are as follows :

                                                          1996           1995
                                                       ----------     ----------

        On rent
        -------

        Cost                                          $31,938,928    $17,644,780
        Less accumulated depreciation                  10,877,982      7,645,468
                                                       ----------     ----------

                                                      $21,060,946    $ 9,999,312
                                                       ----------     ----------
                                                       ----------     ----------

        Held for rent
        -------------

        Cost                                          $ 8,307,646    $ 4,405,998
        Less accumulated depreciation                   1,435,851      1,289,942
                                                       ----------     ----------

                                                      $ 6,871,795    $ 3,116,056
                                                       ----------     ----------
                                                       ----------     ----------

                                    ALRENCO, INC.

NOTE D - PROPERTY ASSETS

               Property assets consist of the following:


                                            Depreciation
                                               Period               1996           1995
                                            ------------         ----------     ----------
          Furniture and equipment            5-7 years           $2,010,218     $1,431,278
          Delivery vehicles                  3-5 years            1,227,789        256,404
          Computer software                  3-5 years              132,526             -
          Leasehold improvements             3-10 years           2,911,910      1,178,699
                                                                  ---------      ---------
                                                                  6,282,443      2,866,381
          Less accumulated depreciation                           2,020,492      1,463,972
                                                                  ---------      ---------

                                                                 $4,261,951     $1,402,409
                                                                  ---------      ---------
                                                                  ---------      ---------

NOTE E - INTANGIBLE ASSETS

    Intangible assets consist of the following:


                                           Amortization
                                              Period                1996          1995
                                           ------------         -----------    ----------
         Customer rental agreements         15 months           $ 1,573,317    $  430,000
         Noncompete agreements              2-10 years            1,566,300       913,675
         Goodwill                           20 years             18,715,176     3,918,265
                                                                 ----------     ---------
                                                                 21,854,793     5,261,940
         Less accumulated amortization                            1,531,646       393,350
                                                                 ----------     ---------

                                                                $20,323,147    $4,868,590
                                                                 ----------     ---------
                                                                 ----------     ---------

    Customer rental agreements represent the fair value of open customer contracts of acquired stores at acquisition date and are amortized straight-line over the approximate average stated term of the customer contract, 15 months. The noncompete agreements are amortized on the straight-line method over the life of the respective agreements. Goodwill is amortized by the straight-line method over 20 years.

                                    ALRENCO, INC.

NOTE F - DEBT

    The Company has a $25,000,000 line of credit facility with a bank. The agreement carries a three-year term which expires in 1999 with interest rates ranging from prime to prime plus 1-1/4% depending upon level of indebtedness. Under the terms of the agreement, the Company is required to pay a commitment fee of .375% to .50% (depending on the level of indebtedness) per annum on the unused portion of the facility.

    The borrowings are collateralized by all of the Company's assets and the weighted average interest rate was 10.1%, 11.3% and 10.4% for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, the Company had no outstanding borrowings under the agreement.

    The loan agreement contains restrictive covenants which include, among others, earnings and tangible net worth requirements; limitations on liabilities and capital expenditures; and ratios concerning interest expense coverage and rental merchandise, and restrictions on the payment of dividends.


NOTE G - RELATED PARTY TRANSACTIONS

    The Company leases office space from a corporation owned by its majority stockholder. Rental expense pursuant to the lease was $126,010, $94,800 and $85,796, respectively, for each of the three years in the period ended December 31, 1996.


NOTE H - INCOME TAXES

    The income tax provision was comprised of the following components:

                                     1996          1995           1994
                                   ---------      -------        -------

    Current
      Federal                     $1,879,026     $514,672       $334,320
      State                          448,313      150,967        141,907
                                   ---------      -------        -------
                                   2,327,339      665,639        476,227

    Deferred
      Federal                        150,795      171,809        215,920
      State                           26,340       30,863         47,140
                                   ---------      -------        -------
                                     177,135      202,672        263,060
                                   ---------      -------        -------

    Total                         $2,504,474     $868,311       $739,287
                                   ---------      -------        -------
                                   ---------      -------        -------

                                    ALRENCO, INC.

NOTE H - INCOME TAXES - CONTINUED

    The income tax provision reconciled to the tax computed at the statutory Federal rate is as follows:

                                                 1996      1995      1994
                                                 ----      ----      ----

    Tax at statutory rate                        34.0%     34.0%     34.0%
    State income taxes, net of Federal benefit    5.4       5.6       7.3
    Other                                         1.2       1.1       2.2
                                                 ----      ----      ----

              Total                              40.6%     40.7%     43.5%
                                                 ----      ----      ----
                                                 ----      ----      ----

    Deferred tax assets and liabilities consist of the following at December
    31:

                                                         1996           1995
                                                      ----------     ----------

    Deferred tax assets
         Deferred compensation                        $   34,644     $   88,309
         Rental merchandise                               62,482         40,460
         Other                                            76,712         51,256
         Tax credits                                     414,581            -
                                                      ----------     ----------
                                                         588,419        180,025

    Deferred tax liabilities
         Intangible assets                               210,580        154,137
         Other                                                 -          7,189
                                                      ----------     ----------
                                                         210,580        161,326
                                                      ----------     ----------

    Net deferred tax asset                            $  377,839     $   18,699
                                                      ----------     ----------
                                                      ----------     ----------

    At December 31, 1996, the Company had approximately $270,000 in general business credit carryforwards which expire, if unused, beginning in the year 2000 and alternative minimum tax credits of approximately $145,000 which are not subject to expiration. These credit carryforwards relate to the acquisition of Network and utilization of these credits is limited to approximately $118,000 per year.

    Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                                    ALRENCO, INC.

NOTE I - ADVERTISING EXPENSES

    Advertising expense was $3,755,401, $2,900,755 and $2,064,430, respectively, for each of the three years in the period ended December 31, 1996.


NOTE J - COMMITMENTS AND CONTINGENCIES

    The Company leases its office and store facilities under operating leases expiring in various years through 2003. Rental expense was $3,496,435, $1,905,909 and $1,326,186, respectively, for each of the three years in the period ended December 31, 1996. Future minimum rental payments under operating leases with remaining noncancelable lease terms in excess of one year at December 31, 1996 are as follows:

    Year ending December 31,
         1997                                         $2,994,141
         1998                                          2,165,872
         1999                                          1,402,731
         2000                                            860,541
         2001                                            388,062
         Thereafter                                      366,120
                                                       ---------

                                                      $8,177,467
                                                       ---------
                                                       ---------

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


NOTE K - EMPLOYEE BENEFIT PLANS AND STOCK BASED COMPENSATION

    Effective January 1, 1996, the Company adopted an employee savings plan which permits eligible employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Plan provides for uniform employer contributions to eligible employees of $.25 for each $1.00 contributed by participants up to 6% of the participant's compensation. Company contributions to the Plan in 1996 were $56,169.

                                    ALRENCO, INC.

NOTE K - EMPLOYEE BENEFIT PLANS AND STOCK BASED COMPENSATION - CONTINUED

    On November 8, 1995, the Company approved a stock incentive plan (the Plan) under which 450,000 common shares were reserved. Under the Plan, the Company may grant its employees incentive stock options or nonqualified stock options to purchase a specified number of shares of common stock at a price not less than fair market value on the date of grant and for a term not to exceed 10 years. In addition to the stock options, the Company may grant stock appreciation rights (SAR), restricted stock awards and options to directors. SARs and options to directors must be granted at a minimum of fair market value at the date of grant and restricted stock awards at a price to be determined by the Board of Directors' compensation committee. Directors who are not involved in day-to-day management of the Company are initially entitled to a grant of 5,000 shares and on each of their next five anniversaries, an automatic 1,000 share grant. On January 23, 1996, the Company granted 105,000 shares of restricted stock to two key employees which vest the end of seven years. At December 31, 1996, there were 242,705 shares reserved for issuance under the Plan.

    The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted under the Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for all other stock-based compensation is accounted for under SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options under the Plan consistent with the methodology prescribed by SFAS 123, the Company's net earnings and earnings per share for the year ended December 31, 1996 would be reduced to the pro forma amounts indicated as follows:

         Net earnings
              As reported                             $3,663,378
              Pro forma                               $3,085,362

         Earnings per common share
              As reported                                   $.77
              Pro forma                                     $.64

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 40 percent; risk-free interest rates of 5.75 percent; no dividend yield; and expected life of six years.

                                    ALRENCO, INC.

NOTE K - EMPLOYEE BENEFIT PLANS AND STOCK BASED COMPENSATION - CONTINUED

    Additional information with respect to options outstanding under the Plan at December 31, 1996 and the changes for the year then ended are as follows:

                                                            Weighted average
                                                  Shares     exercise price
                                                 -------    ----------------

         Outstanding at beginning of year             -          $ -
              Granted                            102,295           14
              Exercised                              600           14
              Forfeited                              400           14
                                                 -------

         Outstanding at end of year              101,295           14
                                                 -------
                                                 -------

         Options exercisable at year-end          66,545          $14

         Weighted average fair value per share of
              options granted during 1996                       $6.70

    All options outstanding and exercisable at December 31, 1996 have exercise prices of $14 per share, have a weighted-average remaining contractual life of approximately 9 years and the exercise price equaled the market price on the grant date.

    Effective September 30, 1995, the Company rescinded existing deferred compensation plans. Despite the rescission, the Company agreed to compensate the executives for amounts accrued under the plans through September 30, 1995. Compensation recognized under the deferred compensation plans was $119,603 and $75,658 for the years ended December 31, 1995 and 1994, respectively.

NOTE L - PUBLIC STOCK OFFERINGS

    In January 1996, the Company completed a public offering of 1,800,000 shares of common stock at $14 per share. The net proceeds to the Company relating to 1,100,000 shares (700,000 were sold by a shareholder) after underwriting commissions and expenses were approximately $16.3 million and were used to retire debt of approximately $12.9 million.

    In September 1996, the Company completed a secondary stock offering in which 1,500,000 shares of common stock were issued which provided the Company with approximately $33 million, net of expenses.

                                    ALRENCO, INC.

NOTE M - UNAUDITED QUARTERLY DATA

    Summarized quarterly financial data for 1996 and 1995 (in thousands) is as follows:


                                       1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                       -----------    -----------    -----------    -----------
    Year ended December 31, 1996
         Revenue                         $12,398        $14,606        $17,162        $19,690
         Operating profit                  1,327          1,746          2,200          1,414
         Net earnings                        701            942          1,107            914
         Earnings per common share       $   .18        $   .21        $   .24        $   .15

    Year ended December 31, 1995
         Revenue                          $8,419         $8,553         $9,323        $11,281
         Operating profit                    392            823            720            994
         Net earnings                        139            364            268            496
         Earnings per common share        $  .04        $   .12        $   .09        $   .16



NOTE N - SUBSEQUENT EVENT

    On January 2, 1997 the Company completed the acquisition of an additional 28 stores for a cash purchase price of approximately $12 million. The acquisition will be accounted for as a purchase and the revenues for these stores during the previous year were approximately $12.4 million.