Form 10-Q
period 1997-03-31
ALRENCO INC
filed 1997-05-14
CIK 1003521

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                              ________________________

                                    FORM 10-Q

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

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

The number of shares outstanding of the issuer's common stock, as of the close of business May 9, 1997: 6,076,892

                         ALRENCO, INC.


                           INDEX



PART I.   FINANCIAL INFORMATION                                      PAGE NO.
                                                                     --------
          Item 1. Financial Statements

          Condensed Balance Sheets as of March 31, 1997
           and December 31, 1996.                                         3

          Condensed  Statements of Earnings for
           the quarter ended March 31, 1997 and 1996.                     4

          Condensed Statements of Cash Flows for the three
           months ended March 31, 1997 and 1996.                          5

          Notes to Condensed Financial Statements                         6


          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         7
PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                       9


SIGNATURES                                                                9

                               ALRENCO, INC.
                              BALANCE SHEETS

                                                 MARCH 31,      DECEMBER 31,
                                                   1997            1996
                                               (UNAUDITED)
                                               ------------      -----------
                    ASSETS

Cash and cash equivalents                      $  4,352,202     $  7,468,539
Rental merchandise, net                          34,600,791       27,932,741
Prepaid expenses and other assets                 1,216,349        1,436,556
Income tax receivable                                     -          323,327
Deferred income taxes                               378,263          377,839
Property assets, net                              4,960,803        4,261,951
Loan to stockholder                                  71,636           71,636
Intangible assets, net                           33,188,534       20,323,147
                                               ------------     ------------
                                               $ 78,768,578     $ 62,195,736
                                               ------------     ------------
                                               ------------     ------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                       $  1,663,528     $  2,567,140
Accrued liabilities                               2,510,247        1,542,056
Taxes other than income                             469,065          423,274
Debt                                             15,093,422                -
                                               ------------     ------------
                                                 19,736,262        4,532,470


Stockholders' equity
  Preferred stock, no par; 1,000,000 shares
  Authorized; none issued or outstanding                  -                -

   Common stock, no par; 20,000,000 shares
   Authorized, 6,076,892 shares issued and
   Outstanding at March 31, 1997 and
   6,074,100 shares issued and outstanding at
   December 31, 1996                             50,747,026       50,707,938

   Unamortized value of stock award              (1,133,556)      (1,182,138)

   Retained Earnings                              9,418,846        8,137,466
                                               ------------     ------------
                                                 59,032,316       57,663,266

                                               $ 78,768,578     $ 62,195,736
                                               ------------     ------------
                                               ------------     ------------



          The accompanying notes are an integral part of these statements

                                ALRENCO, INC.
                           STATEMENTS OF EARNINGS
                            FOR THE QUARTER ENDED
                                 (UNAUDITED)

                                                            MARCH 31,
                                                   ---------------------------
                                                       1997            1996
                                                  -------------  -------------
REVENUE
Rentals and fees                                  $  23,351,915  $  12,107,890
Sales                                                   531,353        275,782
Other                                                    25,128         14,238
                                                  -------------  -------------
         Total Revenue                               23,908,396     12,397,910

OPERATING EXPENSES
Direct store expenses
         Depreciation of rental merchandise           5,349,773      2,702,024
         Cost of sales                                  437,540        146,160
         Salaries and other expenses                 12,735,645      6,683,303
                                                 --------------  -------------
                                                     18,522,958      9,531,487

General and administrative expenses                   2,391,642      1,384,237
Amortization of intangibles                             677,804        155,462
                                                 --------------  -------------
         Total operating expenses                    21,592,404     11,071,186
                                                 --------------  -------------
         Operating profit                             2,315,992      1,326,724

Interest income                                               -          5,918
Interest expense                                       (140,762)      (141,766)
                                                 --------------  -------------
Earnings before income taxes                          2,175,230      1,190,876

Income tax expense                                      893,850        490,000
                                                 --------------  -------------
         NET EARNINGS                              $  1,281,380     $  700,876
                                                 --------------  -------------
                                                 --------------  -------------
Weighted average shares outstanding                   6,075,713      3,978,995

Earnings per common share                               $  0.21        $  0.18
                                                 --------------  -------------
                                                 --------------  -------------

      The accompanying notes are an integral part of these statements

                                ALRENCO, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                (UNAUDITED)
                                                             MARCH 31
                                                   ---------------------------
                                                        1997           1996
                                                   ------------   ------------
Cash flows from operating activities
  Net earnings                                     $  1,281,380     $  700,876
     Adjustments to reconcile net earnings to
       Net cash provided by operating activities
          Depreciation of rental merchandise          5,349,560      2,702,024
          Depreciation of property assets               227,380        128,997
          Amortization of intangibles                   677,804        155,462
          Other                                               -        (27,234)

  Other changes in operating assets and liabilities
     net of effects of acquisitions
          Rental merchandise                         (6,399,561)    (3,479,031)
          Prepaid expenses and other                    519,566        568,093
          Accounts payable-trade                       (903,612)       196,259
          Accrued liabilities                         1,055,861        (14,508)
          Taxes other than income                        45,791         30,466
                                                    -----------    -----------
                     Net cash provided by
                       operating activities           1,854,169        961,404

Cash flows from investing activities
 Purchases of property assets                          (503,732)      (526,315)
 Acquisitions of businesses                         (19,560,196)    (6,995,140)
                                                    -----------    -----------
                     Net cash used in
                       investing activities         (20,063,928)    (7,521,455)

Cash flows from financing activities
 Proceeds from public offerings - net                         -     16,287,798
 Increase (Decrease) in line of credit               15,093,422     (8,948,350)
                                                    -----------    -----------
                     Net cash provided by
                       financing activities          15,093,422      7,339,448

         NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                   (3,116,337)       779,397

Cash and cash equivalents at beginning of year        7,468,539         27,041
                                                   ------------    -----------
Cash and cash equivalents at end of period         $  4,352,202     $  806,438
                                                   ------------    -----------
                                                   ------------    -----------
Supplemental cash flow information
         Cash paid during the period for
            Interest                               $     81,683     $  141,766
            Income taxes                           $    408,514     $1,291,340

        The accompanying notes are an integral part of these statements

                                  ALRENCO, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION. The accompanying condensed financial statements of Alrenco, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of March 31, 1997, the results of operations for the three month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1996, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

2. DEBT AGREEMENTS. On February 29, 1996, the Company entered into a formal agreement with a bank for a $16,150,000 line of credit facility. This agreement replaces a similar, smaller facility with the same bank . On August 9, 1996 the Company entered into an agreement to amend the February 29, 1996 document. The amendment provides a maximum debt level of $25,000,000 and carries a three-year term with interest rates ranging from prime rate to prime plus 1-1/4% depending upon level of indebtedness. Under the terms of the agreement, the Company is required to pay from 3/8 to 1/2 of 1% per annum on the unused portion of the facility. As of March 31, 1997 the Company owed $15.1 million under the agreement.

3. ACQUISITION ACTIVITY. The company purchased 28 rental-purchase stores from a company doing business as Fastway Rentals on January 2, 1997 for cash of approximately $11.9 million. On February 28, 1997, the Company acquired 9 stores from a company doing business as Powerhouse Rentals for cash of approximately $6.5 million. During the three month period ended March 31, 1997, the Company also acquired 3 rental-purchase stores in two unrelated transactions for an aggregate purchase price of $762,000. During 1996, the Company purchased 76 rental-purchase stores in 22 separate transactions for
an aggregate purchase price of $25.0 million.   All of the acquisitions have
been accounted for as purchases and accordingly the operating results of the acquired stores have been included in the operating results of the company since their acquisition dates.

The following summary, prepared on a pro-forma basis, combines the results of operations as if the stores had been acquired at the beginning of each of the periods presented after including the effect of adjustments for amortization of intangibles and interest expense on acquisition debt.

                                            Three Months Ended
                               -----------------------------------------
                                     03/31/97             03/31/96
                               -------------------     -----------------
    Revenue                        $   25,008,396     $   21,932,542
    Net Earnings                   $    1,289,380     $      706,839
    Earnings per common share      $         0.21     $         0.18


4. NEW ACCOUNTING PRONOUNCEMENT. The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of this new pronouncement is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                                   ALRENCO, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

In the quarter ended March 31, 1997, the Company acquired 40 rental-purchase stores in 4 separate transactions. The financial results for the quarter since the date of each acquisition includes additional revenue of $3.8 million and additional operating profit of $1.2 million.

RESULTS OF OPERATIONS

       REVENUE. Revenue increased $11.5 million or 92.8% to $23.9 million for the quarter ended March 31, 1997 from $12.4 million in the comparable quarter in 1996. Revenue growth from same store operations accounted for $84,300, or 0.7% of the increase for the quarter, and revenue growth from stores acquired subsequent to December 31, 1995 accounted for $11.4 million or 99.3% of the increase. Management believes that the increase in revenue for the period was primarily attributable to the addition of revenue from the stores acquired during 1996 and 1997.

       DEPRECIATION OF RENTAL MERCHANDISE. Depreciation of rental merchandise increased $2.6 million or 98.0% to $5.3 million for the quarter ended March 31, 1997 from $2.7 million in the comparable quarter in 1996.
As a percentage of revenue, depreciation of rental merchandise increased to 22.3% for the three months ended March 31, 1997 from 21.8% for the comparable period in 1996, primarily as a result of a higher percentage of new rental merchandise on hand.

       OTHER DIRECT STORE EXPENSES. Other direct store expenses increased $6.2 million or 88.7% to $13.2 million for the quarter ended March 31, 1997 from $7.0 million for the same period in 1996. These increases were primarily attributable to the additional costs incurred in connection with the operation of the stores acquired in 1996 and 1997.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.0 million or 72.8% to $2.4 million for the quarter ended March 31, 1997 from $1.4 million in the comparable quarter. As a percentage of revenue, general and administrative expenses decreased to 10.0% for the three months ended March 31, 1997 from 11.2% for the 1996 comparable period, primarily as a result of greater operating efficiencies achieved through the operation of a greater number of stores and increased revenue at existing stores partially offset by increased field supervision costs for the stores acquired in 1996 and 1997

       AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $522,300 or 336.0% to $677,800 for the quarter ended March 31, 1997 from $115,500 for the 1996 comparable period. primarily as a result of intangible assets created by the 1996 and 1997 acquisitions.

       NET EARNINGS. Net earnings increased $580,500 or 82.8% to $1.3 million for the quarter from $700,900 for the comparable quarter in 1996.. As a percentage of revenue, net earnings decreased to 5.4% for the quarter ended March 31, 1997 from 5.7% for the comparable period in 1996. This decrease is primarily attributable to higher amortization of intangibles.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary requirements for capital, other than those related to acquisitions, consist of purchasing additional rental merchandise and replacing rental merchandise which has been sold or is no longer suitable for rent. During the three months ended March 31, 1997 and 1996, the Company purchased rental merchandise for aggregate amounts of approximately $6.4 million and $3.5 million respectively. In addition, during the three months ended March 31, 1997, the Company has acquired 40 stores for an aggregate purchase price of $19.6 million including cash of $19.2 million and amounts held in escrow of $353,400. Of the $19.2 million cash, $7.5 million was provided by the Company's secondary public offering of stock and $11.7 million was provided by borrowings from a bank under its debt facility.

For the quarter ended March 31, 1997, net cash provided by operating activities increased $892,800 to $1.9 million from $961,400 in the prior year primarily due to the additional cash generated from the operations of the stores acquired in the 1995 and 1996 acquisitions partially offset by increased purchases of rental merchandise for stores acquired in the 1996 and 1997 acquisitions.

The Company has a debt facility with a bank which provides for a maximum debt level of $25.0 million and carries a three-year term with interest rates ranging from prime rate to prime plus 1-1/4% depending upon level of indebtedness. Under the terms of the agreement, the Company is required to pay from 3/8 to 1/2 of 1% per annum on the unused portion of the facility.
As of March 31, 1997 the Company had $15.1 million in outstanding loans under the agreement. Management believes that internally generated working capital, together with borrowings under the debt facility will be adequate to fund operations and expansion plans for the Company at least through 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

  The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of this new pronouncement is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                                 ALRENCO, INC.

                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibit is filed as part of this report:

                 27 - Financial Data Schedule

        (b) On January 2, 1997, the Registrant filed a report on Form 8-K to disclose the acquisition, effective as of January 2, 1997, of 28 rental-purchase stores doing business under the name of "Fastway Rentals". On March 14, 1997 the Registrant filed a report on
            Form 8-K(A) to provide additional information on the same transaction, including audited financial statements for Fastway as of August 31, 1996 and for the year then ended, and the pro-forma financial information required by Item 7 of Form 8-K.





                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 9, 1997
                              ALRENCO, INC.
                              -------------
                              (REGISTRANT)


                               /s/ Theodore H. Wilson
                              _________________________________
                              Theodore H. Wilson, Executive Vice President and Chief Financial Officer