Form 10-Q
period 1997-06-30
ALRENCO INC
filed 1997-08-12
CIK 1003521

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                               ________________________

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, AS OF THE CLOSE OF BUSINESS AUGUST 1, 1997: 6,076,892

                                    ALRENCO, INC.


                                        INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

          ITEM 1. FINANCIAL STATEMENTS

          CONDENSED BALANCE SHEETS AS OF JUNE 30, 1997
            AND DECEMBER 31, 1996.                                        3

          CONDENSED STATEMENTS OF EARNINGS FOR
            THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.                  4

          CONDENSED STATEMENTS OF EARNINGS FOR
            THE QUARTER ENDED JUNE 30, 1997 AND 1996.                     5

          CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX
            MONTHS ENDED JUNE 30, 1997 AND 1996.                          6

          NOTES TO CONDENSED FINANCIAL STATEMENTS                         7


          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS        8


PART II.  OTHER INFORMATION

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  10

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                     10


SIGNATURES                                                               11

                                 ALRENCO, INC.
                                 Balance sheets

                                                  June 30,        December 31,
                                                   1997                1996
                                               (Unaudited)
                                              ------------        ------------
ASSETS

Cash and cash equivalents                     $  2,480,790        $  7,468,539
Rental merchandise, net                         40,363,426          27,932,741
Prepaid expenses and other assets                1,657,661           1,436,556
Income tax receivable                              336,546             323,327
Deferred income taxes                              378,263             377,839
Property assets, net                             5,387,876           4,261,951
Loan to stockholder                                 78,654              71,636
Intangible assets, net                          33,974,922          20,323,147
                                              ------------        ------------
                                             $  84,658,138       $  62,195,736
                                              ------------        ------------
                                              ------------        ------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                      $  2,280,661        $  2,567,140
Accrued liabilities                              3,989,293           1,542,056
Taxes other than income                            304,908             423,274
Debt                                            17,556,733                   -
                                              ------------        ------------
                                                24,131,595           4,532,470


Stockholders' equity
   Preferred stock, no par; 1,000,000 shares
   Authorized; none issued or outstanding                -                   -

   Common stock, no par; 20,000,000 shares
   Authorized, 6,076,892 shares issued and
   outstanding at June 30, 1997 and
   6,074,100 shares issued and outstanding at
   December 31, 1996                            50,747,026          50,707,938

   Unamortized value of stock award             (1,084,974)         (1,182,138)

   Retained Earnings                            10,864,491           8,137,466
                                              ------------        ------------
                                                60,526,543          57,663,266

                                             $  84,658,138       $  62,195,736
                                              ------------        ------------
                                              ------------        ------------


       The accompanying notes are an integral part of these statements

                                ALRENCO, INC.
                            Statements Of Earnings
                           For the Six Months Ended
                                 (Unaudited)

                                                          June 30,
                                             ---------------------------------
                                                   1997                1996
                                             -------------       -------------
REVENUE
Rentals and fees                             $  49,306,422       $  26,436,187
Sales                                              957,524             531,958
Other                                               51,171              35,831
                                             -------------       -------------
           Total Revenue                        50,315,117          27,003,976

OPERATING EXPENSES
Direct store expenses
         Depreciation of rental merchandise     11,802,855           5,936,257
         Cost of sales                             740,713             336,142
         Salaries and other expenses            26,549,122          14,934,712
                                             -------------       -------------
                                                39,092,690          21,207,111

General and administrative expenses              4,573,421           2,446,551
Amortization of intangibles                      1,567,128             387,067
                                             -------------       -------------
             Total operating expenses           45,233,239          24,040,729
                                             -------------       -------------

             Operating profit                    5,081,878           2,963,247

Interest income                                        896               6,108
Interest expense                                  (504,280)           (182,034)
                                             -------------       -------------

Earnings before income taxes                     4,578,494           2,787,321

Income tax expense                               1,851,490           1,144,546
                                             -------------       -------------

             NET EARNINGS                     $  2,727,004        $  1,642,775
                                             -------------       -------------
                                             -------------       -------------

Weighted average shares outstanding              6,076,303           4,206,653

Earnings per common share                          $  0.45             $  0.39
                                             -------------       -------------
                                             -------------       -------------

           The accompanying notes are an integral part of these statements

                                ALRENCO, INC.
                            Statements Of Earnings
                            For the Quarter Ended
                                 (Unaudited)

                                                             June 30,
                                             ---------------------------------
                                                   1997                1996
                                             -------------       -------------
REVENUE
Rentals and fees                             $  25,952,826       $  14,306,422
Sales                                              426,171             256,176
Other                                               26,043              21,593
                                             -------------       -------------
           Total Revenue                        26,405,040          14,606,066

OPERATING EXPENSES
Direct store expenses
         Depreciation of rental merchandise      6,453,082           3,234,234
         Cost of sales                             303,172             189,982
         Salaries and other expenses            13,572,164           7,979,267
                                             -------------       -------------
                                                20,328,418          11,403,483

General and administrative expenses              2,421,566           1,225,610
Amortization of intangibles                        889,324             231,606
                                             -------------       -------------
          Total operating expenses              21,592,404          12,860,699
                                             -------------       -------------

          Operating profit                       2,765,732           1,745,367

Interest income                                        896                 191
Interest expense                                  (363,518)           (149,112)
                                             -------------       -------------

Earnings before income taxes                     2,403,110           1,596,446

Income tax expense                                 957,640             654,545
                                             -------------       -------------

          NET EARNINGS                        $  1,445,470          $  941,901
                                             -------------       -------------
                                             -------------       -------------

Weighted average shares outstanding              6,076,892           4,434,312

Earnings per common share                          $  0.24             $  0.21
                                             -------------       -------------
                                             -------------       -------------

           The accompanying notes are an integral part of these statements

                           Statements of Cash Flows
                           For the Six Months Ended
                                 (Unaudited)

                                                                       June 30,
                                                        --------------------------------
                                                             1997                1996
                                                        ------------        ------------
Cash flows from operating activities
  Net earnings                                          $  2,727,004        $  1,642,775
     Adjustments to reconcile net earnings to
       Net cash provided by operating activities
             Depreciation of rental merchandise           11,802,855           5,936,257
             Depreciation of property assets                 464,634             314,322
             Amortization of intangibles                   1,567,128             387,067
             Amortization of stock awards                     97,164              58,424
       Changes in operating assets and liabilities
         net of effects of acquisitions
             Rental merchandise                          (17,952,658)         (9,683,117)
             Prepaid expenses and other                      144,368             714,713
             Accounts payable-trade                         (286,479)          1,134,791
             Accrued liabilities                           2,129,363          (1,782,986)
             Taxes other than income                         199,529             568,194
                                                        ------------        ------------
                  Net cash provided by (used in)
                    operating activities                     892,908            (709,560)

Cash flows from investing activities
      Purchases of property assets                        (1,162,059)         (1,014,806)
      Increase in loan to shareholder                         (7,018)             (7,252)
      Acquisitions of businesses                         (22,307,401)         (6,999,867)
                                                        ------------        ------------
                  Net cash used in
                    Investing activities                 (23,476,478)        (11,021,925)

Cash flows from financing activities
     Proceeds from public offerings - net                          -          16,287,797
     Proceeds from exercise of stock options                  39,088                   -
     Increase (Decrease) in line of credit                17,556,733          (3,612,904)
                                                        ------------        ------------
                  Net cash provided by
                    financing activities                  17,595,821          12,674,893

             NET INCREASE (DECREASE) IN CASH
                  AND CASH EQUIVALENTS                    (4,987,749)            943,408

Cash and cash equivalents at beginning of year             7,468,539              27,041
                                                        ------------        ------------
Cash and cash equivalents at end of period              $  2,480,790         $   970,449
                                                        ------------        ------------
                                                        ------------        ------------
Supplemental cash flow information
             Cash paid during the period for
                  Interest                              $    368,491         $   182,034
                  Income taxes                          $  1,848,550         $ 1,744,479

             The accompanying notes are an integral part of these statements

                                    ALRENCO, INC.
                       Notes to Condensed Financial Statements

1. BASIS OF PRESENTATION. The accompanying condensed financial statements of Alrenco, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company,
the accompanying unaudited condensed financial   statements contain all
adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of June 30, 1997, the results of operations for the three and six month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1996, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

2. DEBT AGREEMENTS. On July 31, 1997, the Company entered into a formal agreement with a bank for a $30,000,000 line of credit facility. This agreement replaces a similar, smaller facility with another bank. The agreement carries a three-year term with interest rates of prime minus 1/2%. Under the terms of the agreement, the Company is required to pay 1/8 of 1% per annum on the unused portion of the facility. As of July 31, 1997 the Company owed $17.3 million under the agreement.

3. ACQUISITION ACTIVITY. The company purchased 28 rental-purchase stores from a company doing business as Fastway Rentals on January 2, 1997 for cash of approximately $11.9 million. On February 28, 1997, the Company acquired 9 stores from a company doing business as Powerhouse Rentals for cash of approximately $6.5 million. During the six month period ended June 30, 1997, the Company also acquired 4 rental-purchase stores and 9 rental portfolios in twelve unrelated transactions for an aggregate purchase price of $3.9 million. During 1996, the Company purchased 76 rental-purchase stores in 22 separate
transactions for an aggregate purchase price of $25.0 million.   All of the
acquisitions have been accounted for as purchases and accordingly the operating results of the acquired stores have been included in the operating results of the company since their acquisition dates.

The following summary, prepared on a pro-forma basis, combines the results of operations as if the stores had been acquired at the beginning of each of the periods presented after including the effect of adjustments for amortization of intangibles and interest expense on acquisition debt. Weighted average share outstanding calculations have been adjusted to reflect the impact of public stock offerings.

                            Six Months Ended               Three Months Ended
                      ---------------------------------------------------------
                         06/30/97       06/30/96       06/30/97      06/30/96
                         --------       --------       --------      --------
    Revenue           $ 52,660,304   $ 49,674,044   $ 26,473,306   $ 25,941,034
    Net Earnings      $  2,745,276   $  2,305,422   $  1,453,122   $  1,273,431
    Earnings per
     common share     $       0.45   $       0.38   $       0.24   $       0.21

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

                                    ALRENCO, INC.

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations



GENERAL

In the six months ended June 30, 1997, the Company acquired 41 rental-purchase stores in 5 separate transactions. The financial results for the six months since the date of each acquisition includes additional revenue of $9.3 million and additional operating profit of $2.4 million. . In addition, during the six month period ended June 30, 1997 the Company acquired nine rental account portfolios which were merged into existing stores.

RESULTS OF OPERATIONS

          REVENUE.  Revenue increased $11.8 million or 80.8% to $26.4 million for the quarter ended June 30, 1997 from $14.6 million in the comparable quarter in 1996. Revenue growth from same store operations accounted for $462,300, or 3.9% of the increase for the quarter, and revenue growth from stores acquired subsequent to December 31, 1995 accounted for $11.3 million or 96.1% of the increase. For the six months ended June 30, 1997, revenue increased $23.3 million or 86.3% to $50.3 million from $27.0 million for the comparable period in 1996. Revenue growth from same store operations accounted for $537,000, or 2.3% of the increase for the six months, and revenue growth from stores acquired subsequent to December 31, 1995 accounted for $22.8 million or
97.7% of the increase.   Management believes that the increase in revenue for
the period was primarily attributable to the addition of revenue from the stores acquired during 1996 and 1997.

          DEPRECIATION OF RENTAL MERCHANDISE. Depreciation of rental merchandise increased $3.2 million or 99.5% to $6.5 million for the quarter
ended June 30, 1997 from $3.2 million in the comparable quarter in 1996.   As
a percentage of revenue, depreciation of rental merchandise increased to 24.4% for the three months ended June 30, 1997 from 22.1% for the comparable period in 1996, primarily as a result of discounted terms on second quarter rentals. For the six months ended June 30, 1997, depreciation of rental merchandise increased $5.9 million or 98.8% to $11.8 million from
$5.9 million in the comparable period in 1996.   As a percentage of revenue,
depreciation of rental merchandise increased to 23.5% for the six months ended June 30, 1997 from 22.0% for the comparable period in 1996, primarily as a result of discounted terms on second quarter rentals.

          OTHER DIRECT STORE EXPENSES. Other direct store expenses increased $5.7 million or 69.8% to $13.9 million for the quarter ended June 30, 1997 from $8.2 million for the same period in 1996. As a percentage of revenue, other direct store expenses decreased to 52.5% for the three months ended June 30, 1997 from 55.9% for the comparable period in 1996. For the six months ended June 30, 1997, other direct store expenses increased $12.0 million or 78.7% to $27.3 million from $15.3 million in the comparable period
in 1996.   As a percentage of revenue, other direct store expenses decreased to 54.2% for the six months ended June 30, 1997 from 56.5% for the comparable period in 1996. These percentage decreases were primarily attributable to the additional volume being generated by the stores acquired in 1996 and 1997.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.2 million or 97.6% to $2.4 million for the quarter ended June 30, 1997 from $1.2 million in the comparable quarter. As a percentage of revenue, general and administrative expenses increased to 9.2% for the three months ended June 30, 1997 from 8.4% for the 1996 comparable period, primarily as a result of additional field supervision and corporate management personnel being added to accommodate past and future growth. For the six months ended June 30, 1997, general and administrative expenses increased $2.1 million or 86.9% to $4.6 million from $2.4 million in the comparable period. As a percentage of revenue, general and administrative expenses remained constant at 9.1%.

          AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $657,700 or 284.0% to $889,300 for the quarter ended June 30, 1997 from $231,600 for the 1996 comparable period. For the six months ended June 30, 1997, amortization of intangibles increased $1.2 million or 304.9% to $1.6 million primarily as a result of intangible assets created by the 1996 and 1997 acquisitions. A portion of intangibles is amortized over a 15 month period from date of acquisition. As intangibles created by the 1996 and 1997 acquisitions become fully amortized, amortization expense for these acquisitions will correspondingly decrease.

          NET EARNINGS. Net earnings increased $503,600 or 53.5% to $1.4 million for the quarter from $941,900 for the comparable quarter in 1996. As a percentage of revenue, net earnings decreased to 5.5% for the quarter ended June 30, 1997 from 6.4% for the comparable period in 1996. For the six months ended June 30, 1997, net earnings increased $1.1 million or 66.0% to $2.7 million from $1.6 million in 1996. As a percentage of revenue, net earnings decreased to 5.4% for the six month period ended June 30, 1997 from 6.1% for the comparable period in 1996. These percentage decreases are primarily attributable to higher amortization of intangibles.




LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary requirements for capital, other than those related to acquisitions, consist of purchasing additional rental merchandise and replacing rental merchandise which has been sold or is no longer suitable for rent. During the six months ended June 30, 1997 and 1996, the Company purchased rental merchandise for aggregate amounts of approximately $18.0 million and $9.7 million respectively. In addition, during the six months ended June 30, 1997, the Company has acquired 41 stores and 9 rental account portfolios for an aggregate purchase price of $22.3 million cash.

For the six months ended June 30, 1997, net cash provided by operating activities increased $1.6 million to $892,900 from $709,600 cash used in the prior year primarily due to the additional cash generated from the operations of the stores acquired in the 1995 and 1996 acquisitions partially offset by increased purchases of rental merchandise for stores acquired in the 1996 and 1997 acquisitions.

The Company has a debt facility with a bank which provides for a maximum debt level of $30.0 million and carries a three-year term with interest rates of prime rate minus 1/2%. Under the terms of the agreement, the Company is required to pay 1/8 of 1% per annum on the unused portion of the facility. As of July 31, 1997 the Company had $17.3 million in outstanding loans under the agreement. Management believes that internally generated working capital , together with borrowings under the debt facility will be adequate to fund operations and expansion plans for the Company at least through 1997.


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

                                    ALRENCO, INC.

                             PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual meeting of shareholders was held on May 14, 1997. The matters voted upon at the meeting were the election of one director for a three year term and the ratification of independent auditors for the current fiscal year.

          The number of votes cast for, against or withheld with respect to each nominee for director elected at the meeting were as follows:

Nominee                  Votes For       Votes Against      Votes Withheld
-------                  ---------       -------------      --------------
Donald E. Groot          5,409,450            0                 9,595

         The following directors continued in office following the meeting for the terms indicated:

           TERM EXPIRING IN 1998                    TERM EXPIRING IN 1999
           ---------------------                    ---------------------
           Robert W. Lanum                          W. Barrett Nichols
           Raymond C. Holladay                      Theodore H. Wilson
           Michael D. Walts

         The number of votes cast for or against and abstentions with respect to the selection of Grant Thornton LLP as independent auditors were as follows:

                             Votes For      Votes Against       Abstentions
                             ---------      -------------       -----------
                             5,409,827            0                9,218


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibit is filed as part of this report:

                 27 - Financial Data Schedule

        (b) No report on Form 8-K was filed during the quarter ended June 30, 1997.

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 8, 1997
                                       ALRENCO, INC.
                                       (REGISTRANT)


                                        /s/ Theodore H. Wilson
                                        ---------------------------------------
                                        Theodore H. Wilson, Executive Vice
                                        President and Chief Financial Officer