Form 10-Q
period 1997-09-30
ALRENCO INC
filed 1997-11-14
CIK 1003521

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) , AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.        YES /X/    NO / /

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, AS OF THE CLOSE OF BUSINESS NOVEMBER 1, 1997: 6,095,516

                                 ALRENCO, INC.


                                     INDEX



PART I.   FINANCIAL INFORMATION                                      PAGE NO.


        ITEM 1. FINANCIAL STATEMENTS

        CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 1997
         AND DECEMBER 31, 1996.                                         3

        CONDENSED  STATEMENTS OF EARNINGS FOR
         THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.             4

        CONDENSED  STATEMENTS OF EARNINGS FOR
         THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996.                 5

        CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.                      6

         NOTES TO CONDENSED FINANCIAL STATEMENTS                        7


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS         8


PART II.  OTHER INFORMATION

                 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K             11


SIGNATURES                                                              11
                                       -2-

                                 ALRENCO, INC.
                                Balance sheets

                                                  September 30,   December 31,
                                                      1997            1996
                                                   (Unaudited)
                                                  -------------   ------------
                   ASSETS

Cash and cash equivalents                          $  4,015,993   $  7,468,539
Rental merchandise, net                              36,886,237     27,932,741
Prepaid expenses and other assets                     2,598,622      1,436,556
Income tax receivable                                         -        323,327
Deferred income taxes                                   378,263        377,839
Property assets, net                                  5,499,528      4,261,951
Loan to stockholder                                      78,654         71,636
Intangible assets, net                               35,429,549     20,323,147
                                                  -------------  -------------
                                                  $  84,886,846  $  62,195,736
                                                  -------------  -------------
                                                  -------------  -------------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                          $   2,581,620  $   2,567,140
Accrued liabilities                                   4,300,770      1,542,056
Taxes other than income                                 264,222        423,274
Debt                                                 15,625,092              -
                                                  -------------  -------------
                                                     22,771,704      4,532,470

Stockholders' equity
  Preferred stock, no par; 1,000,000 shares
  Authorized; none issued or outstanding                      -              -

  Common stock, no par; 20,000,000 shares
  Authorized, 6,095,516 shares issued and
  outstanding at September 30, 1997 and
  6,074,100 shares issued and outstanding at
  December 31, 1996                                  50,887,512     50,707,938

  Unamortized value of stock award                   (1,036,392)    (1,182,138)

  Retained Earnings                                  12,264,022      8,137,466
                                                  -------------  -------------
                                                     62,115,142     57,663,266

                                                  $  84,886,846  $  62,195,736
                                                  -------------  -------------
                                                  -------------  -------------

        The accompanying notes are an integral part of these statements

                                 ALRENCO, INC.
                            Statements Of Earnings
                           For the Nine Months Ended
                                  (Unaudited)

                                                       September 30,
                                               ------------------------------
                                                    1997              1996
                                               -------------     -------------

REVENUE
Rentals and fees                              $  74,698,266      $  43,287,272
Sales                                             1,386,874            828,501
Other                                                86,235             55,804
                                              -------------      -------------
         Total Revenue                           76,171,375         44,171,577

OPERATING EXPENSES
Direct store expenses
         Depreciation of rental merchandise      18,065,635         9,611,828
         Cost of sales                            1,074,036           533,109
         Salaries and other expenses             41,489,315        24,237,551
                                               ------------      ------------
                                                 60,628,986        34,382,488

General and administrative expenses               6,298,852         3,903,214
Amortization of intangibles                       2,448,802           613,341
                                               ------------      ------------
          Total operating expenses               69,376,640        38,899,043

          Operating profit                        6,794,735         5,272,534

Gain on sale of assets                              950,366                 -
Interest income                                       1,366             6,118
Interest expense                                  (844,581)         (615,204)
                                               ------------      ------------
Earnings before income taxes                      6,901,886         4,663,448

Income tax expense                                2,775,330         1,913,774
                                               ------------      ------------
          NET EARNINGS                         $  4,126,556      $  2,749,674
                                               ------------      ------------
                                               ------------      ------------
Weighted average shares outstanding               6,082,205         4,365,814

Earnings per common share                      $       0.68      $       0.63
                                               ------------      ------------
                                               ------------      ------------

        The accompanying notes are an integral part of these statements

                                 ALRENCO, INC.
                            Statements Of Earnings
                             For the Quarter Ended
                                  (Unaudited)

                                                    September 30,
                                             ---------------------------------
                                                  1997               1996
                                             -------------       -------------
REVENUE
Rentals and fees                             $  25,391,843       $  16,851,084
Sales                                              429,350             296,543
Other                                               35,064              19,974
                                             -------------       -------------
         Total Revenue                          25,856,257          17,167,601

OPERATING EXPENSES
Direct store expenses
         Depreciation of rental merchandise       6,262,780           3,675,570
         Cost of sales                              333,323             196,967
         Salaries and other expenses             14,939,377           9,412,684
                                              -------------       -------------
                                                 21,535,480          13,285,221

General and administrative expenses               1,725,414           1,455,664
Amortization of intangibles                         881,674             226,273
                                              -------------       -------------
         Total operating expenses                24,142,568          14,967,158
                                              -------------       -------------
         Operating profit                         1,713,689           2,200,443

Gain on sale of assets                              950,366                   -
Interest income                                         471                  10
Interest expense                                  (340,301)           (324,326)
                                              -------------        ------------
Earnings before income taxes                      2,324,225           1,876,127

Income tax expense                                  923,840             769,228
                                              -------------        ------------
           NET EARNINGS                        $  1,400,385        $  1,106,899
                                              -------------        ------------
                                              -------------        ------------
Weighted average shares outstanding               6,094,011           4,672,147

Earnings per common share                      $       0.23        $       0.24
                                              -------------        ------------
                                              -------------        ------------

        The accompanying notes are an integral part of these statements

                           Statements of Cash Flows
                           For the Nine Months Ended
                                  (Unaudited)

                                                                 September 30,
                                                         --------------------------
                                                            1997           1996
                                                         ------------  ------------
Cash flows from operating activities
  Net earnings                                           $  4,126,556  $  2,749,674
      Adjustments to reconcile net earnings to
         Net cash provided by operating activities
             Depreciation of rental merchandise            18,065,635     9,611,828
             Depreciation of property assets                  703,563       524,273
             Amortization of intangibles                    2,448,804       613,341
             Amortization of stock awards                     145,746       107,006
             Gain on sale of assets                          (950,366)            -
      Changes in operating assets and liabilities
         Net of effects of acquisitions and sales
             Rental merchandise                           (21,590,742)  (15,327,389)
             Prepaid expenses and other                      (846,083)    1,244,527
             Accounts payable-trade                            14,480     3,317,100
             Accrued liabilities                            2,324,682    (1,215,636)
             Income taxes payable                             204,296       453,905
             Taxes other than income                           70,684        25,688
                  Net cash provided by (used in)       --------------  ------------
                       operating activities                 4,717,255      (384,737)

Cash flows from investing activities
   Purchases of property assets                            (1,621,705)   (1,314,036)
   Increase in loan to shareholder                             (7,018)       (7,252)
   Sale of assets                                           3,031,691             -
   Acquisitions of businesses                             (25,377,435)  (22,195,241)
                 Net cash used in                      --------------  ------------
                      investing activities                (23,974,467)  (23,516,529)

Cash flows from financing activities
   Proceeds from public offerings - net                             -    48,058,013
   Proceeds from exercise of stock options                    179,574             -
   Increase (decrease) in line of credit                   15,625,092   (12,865,239)
                Net cash provided by                   --------------  ------------
                     financing activities                  15,804,666     5,192,774

          NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                         (3,452,546)   11,291,508

Cash and cash equivalents at beginning of year              7,468,539        27,041
                                                       --------------  ------------
Cash and cash equivalents at end of period             $    4,015,993  $ 11,318,549
                                                       --------------  ------------
                                                       --------------  ------------
Supplemental cash flow information
       Cash paid during the period for
            Interest                                   $      846,018  $     620,734
            Income taxes                               $    2,309,980  $   1,744,164



          The accompanying notes are an integral part of these statements

                                 ALRENCO, INC.
                    Notes to Condensed Financial Statements

1. BASIS OF PRESENTATION. The accompanying condensed financial statements of Alrenco, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the company as of September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1996, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

2. DEBT AGREEMENTS. On July 31, 1997, the Company entered into a formal agreement with a bank for a $30,000,000 line of credit facility. This agreement replaces a similar, smaller facility with another bank. The agreement carries a three-year term with interest rates of prime minus 1/2%. Under the terms of the agreement, the Company is required to pay 1/8 of 1% per annum on the unused portion of the facility. As of October 31, 1997 the Company owed $15.0 million under the agreement.

3. ACQUISITION ACTIVITY. The company purchased 28 rental-purchase stores from a company doing business as Fastway Rentals on January 2, 1997 for cash of approximately $11.9 million. On February 28, 1997, the Company acquired 9 stores from a company doing business as Powerhouse Rentals for cash of approximately $6.5 million. During the nine month period ended September 30, 1997, the Company also acquired 16 rental-purchase stores and 13 rental portfolios in 16 unrelated transactions for an aggregate purchase price of $7.0 million. During 1996, the Company purchased 76 rental-purchase stores in 22 separate transactions for an aggregate purchase price of $25.0 million. All of the acquisitions have been accounted for as purchases and accordingly the operating results of the acquired stores have been included in the operating results of the company since their acquisition dates.

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


                                     Nine Months Ended                Three Months Ended
                               ---------------------------------------------------------------
                                 09/30/97           09/30/96        09/30/97         09/30/96
                                 --------           --------        --------         ---------
   Revenue                     $ 80,187,102      $ 76,831,936    $ 26,274,116      $ 25,962,134
   Net Earnings                $  4,151,951      $  3,565,845    $  1,401,902      $  1,274,465
   Earnings per common share   $       0.68      $       0.82    $       0.23      $       0.27


4. GAIN ON SALE OF ASSETS. In August 1997, the Company sold eight marginally performing stores, in two separate transactions, for an aggregate price of $3.5 million cash. Net gain on these transactions was $950,400.

5. PENDING MERGER. On September 29, 1997 the Company and RTO, Inc. announced the signing of a definitive merger agreement. Under the terms of the agreement, RTO shareholders will receive approximately 10.9 million shares of Alrenco's common stock in exchange for all of the outstanding common stock of RTO, Inc. The merger agreement is subject to customary consents and approvals, including approval by shareholders of Alrenco and RTO. Closing of the merger is expected in the first quarter of 1998.

6. NEW ACCOUNTING PRONOUNCEMENT. The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of this new pronouncement will not have a material impact on the disclosure of earnings per share in the financial statements.

                                 ALRENCO, INC.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations



GENERAL

In the nine months ended September 30, 1997, the Company acquired 53 rental-purchase stores in 8 separate transactions. The financial results for the nine months since the date of each acquisition includes additional revenue of $9.3 million and additional operating profit of $2.4 million from these acquisitions. In addition, during the nine month period ended September 30, 1997 the Company acquired 13 rental account portfolios which were merged into existing stores.

PENDING MERGER

On September 29, 1997 the Company and RTO, Inc. announced the signing of a definitive merger agreement. Under the terms of the agreement, RTO shareholders will receive approximately 10.9 million shares of Alrenco's common stock in exchange for all of the outstanding common stock of RTO, Inc. The merger agreement is subject to customary consents and approvals, including approval by shareholders of Alrenco and RTO. Closing of the merger is expected in the first quarter of 1998.

RESULTS OF OPERATIONS

               REVENUE. Revenue increased $8.7 million or 50.6% to $25.9 million for the quarter ended September 30, 1997 from $17.2 million in the comparable quarter in 1996. Revenue growth from same store operations accounted for $625,100, or 7.2% of the increase for the quarter, and revenue growth from stores acquired subsequent to June 30, 1996 accounted for $8.1 million or 92.8% of the increase. For the nine months ended September 30, 1997, revenue increased $32.0 million or 72.4% to $76.2 million from $44.2 million for the comparable period in 1996. Revenue growth from same store operations accounted for $581,300, or 1.8% of the increase for the nine months, and revenue growth from stores acquired subsequent to December 31,
1996 accounted for $31.4 million or 98.2% of the increase.   Management
believes that the increase in revenue for the period was primarily attributable to the addition of revenue from the stores acquired during 1996 and 1997.

                DEPRECIATION OF RENTAL MERCHANDISE. Depreciation of rental merchandise increased $2.6 million or 70.4% to $6.3 million for the quarter ended September 30, 1997 from $3.7 million in the comparable quarter in 1996. As a percentage of revenue, depreciation of rental merchandise increased to 24.2% for the three months ended September 30, 1997 from 21.4% for the comparable period in 1996, primarily as a result of discounted terms on second and third quarter rentals. For the nine months ended September 30, 1997, depreciation of rental merchandise increased $8.5 million or 88.0% to
$18.1 million from $9.6 million in the comparable period in 1996.   As a
percentage of revenue, depreciation of rental merchandise increased to 23.7% for the nine months ended September 30, 1997 from 21.8% for the comparable period in 1996, primarily as a result of discounted terms on second and third quarter rentals.

     OTHER DIRECT STORE EXPENSES. Other direct store expenses increased $5.7 million or 58.9% to $15.3 million for the quarter ended September 30, 1997 from $9.6 million for the same period in 1996. As a percentage of revenue, other direct store expenses increased to 59.1% for the three months ended September 30, 1997 from 56.0% for the comparable period in 1996. For the nine months ended September 30, 1997, other direct store expenses increased $17.8 million or 71.8% to $42.6 million from $24.8 million in the comparable period in 1996. As a percentage of revenue, other direct store expenses decreased to 55.9% for the nine months ended September 30, 1997 from 56.1% for the comparable period in 1996. These percentage decreases were primarily attributable to the additional volume being generated by the stores acquired in 1996 and 1997.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $270,000 or 18.5% to $1.7 million for the quarter ended September 30, 1997 from $1.5 million in the comparable quarter. As a percentage of revenue, general and administrative expenses decreased to 6.7% for the three months ended September 30, 1997 from 8.5% for the 1996 comparable period, primarily as a result of vendors participation fees received for exhibits at the annual meeting. For the nine months ended September 30, 1997, general and administrative expenses increased $2.4 million or 61.4% to $6.3 million from $3.9 million in the comparable period. As a percentage of revenue, general and administrative expenses decreased to 8.3% for the nine months ended September 30, 1997 from 8.8% for the comparable period in 1996.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $655,400 or 289.7% to $881,700 for the quarter ended September 30, 1997 from $226,300 for the 1996 comparable period. For the nine months ended September 30, 1997, amortization of intangibles increased $1.8 million or 299.3% to $2.4 million primarily as a result of intangible assets created by the 1996 and 1997 acquisitions. A portion of intangibles is amortized over a 15 month period from date of acquisition. As intangibles created by the 1996 and 1997 acquisitions become fully amortized, amortization expense for these acquisitions will correspondingly decrease.

     GAIN ON SALE OF ASSETS. In August 1997, the Company sold eight marginally performing stores, in two separate transactions, for an aggregate price of $3.5 million cash. Net gain on these transactions was $950,400.

     NET EARNINGS. Net earnings increased $293,500 or 26.5% to $1.4 million for the quarter from $1.1 million for the comparable quarter in 1996. The increase in net earnings for the quarter over the comparable period in 1996 was primarily due to gain recognized on sale of assets. As a percentage of revenue, net earnings decreased to 5.4% for the quarter ended September 30, 1997 from 6.4% for the comparable period in 1996. For the nine months ended September 30, 1997, net earnings increased $1.4 million or 50.1% to $4.1 million from $2.7 million in 1996. As a percentage of revenue, net earnings decreased to 5.4% for the nine month period ended September 30, 1997 from 6.2% for the comparable period in 1996. These percentage decreases are primarily attributable to higher amortization of intangibles.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary requirements for capital, other than those related to acquisitions, consist of purchasing additional rental merchandise and replacing rental merchandise which has been sold or is no longer suitable for rent. During the nine months ended September 30, 1997 and 1996, the Company purchased rental merchandise for aggregate amounts of approximately $21.6 million and $15.3 million respectively. In addition, during the nine months ended September 30, 1997, the Company has acquired 53 stores and 13 rental account portfolios for an aggregate purchase price of $25.4 million cash and sold 8 stores for $3.5 million cash.

For the nine months ended September 30, 1997, net cash provided by operating activities increased $5.1 million to $4.7 million from $384,700 used in the prior year primarily due to the additional cash generated from the operations of the stores acquired in the 1995 and 1996 acquisitions partially offset by increased purchases of rental merchandise for stores acquired in the 1996 and 1997 acquisitions.

The Company has a debt facility with a bank which provides for a maximum debt level of $30.0 million and carries a three-year term with interest rates of prime rate minus 1/2%. Under the terms of the agreement, the Company is required to pay 1/8 of 1% per annum on the unused portion of the facility. As of October 31, 1997 the Company had $15.0 million in outstanding loans under the agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB has issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The adoption of this new pronouncement will not have a material impact on the disclosure of earnings per share in the financial statements.

                                 ALRENCO, INC.

                          PART II.  OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibit is filed as part of this report:

          27 - Financial Data Schedule

     (b) On August 8, 1997, the registrant filed a current report on form 8-K to disclose the execution of a new bank credit agreement. A copy of the loan agreement was filed as an exhibit to the form 8-K.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date:  November 14, 1997
                                  ALRENCO, INC.
                                 --------------
                                  (REGISTRANT)



                                   /s/ Theodore H. Wilson
                                 ---------------------------------------------
                                 Theodore H. Wilson, Executive Vice President
                                  and Chief Financial Officer