Form 10-Q/A
period 1997-09-30
ALRENCO INC
filed 1998-01-08
CIK 1003521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                       ------------------------

                              FORM 10-Q/A

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No
                                          -----       -----




The number of shares outstanding of the issuer's common stock, as of the close of business November 1, 1997:  6,095,516

                             ALRENCO, INC.


                                 INDEX



PART I.    Financial Information                               Page No.

           Item 1.  Financial Statements

           Condensed Balance Sheets as of
             September 30, 1997 and December 31, 1996             3

           Condensed Statements of Earnings for
             the nine months ended September 30,
             1997 and 1996                                        4

           Condensed Statements of Earnings for
             the quarter ended September 30,
             1997 and 1996                                        5

           Condensed Statements of Cash Flows
             for the nine months ended
             September 30, 1997 and 1996                          6

           Notes to Condensed Financial Statements                7


           Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                  8


PART II.  Other Information

           Item 6.   Exhibits and Reports on Form 8-K            11


SIGNATURES                                                       11

                             ALRENCO, INC.
                            Balance sheets

                                         September 30,   December 31,
                                             1997            1996
                                          (Unaudited)
                                         -------------   ------------

        ASSETS

Cash and cash equivalents                  $ 4,015,993    $ 7,468,539
Rental merchandise, net                     36,886,237     27,932,741
Prepaid expenses and other assets            2,598,622      1,436,556
Income tax receivable                              -          323,327
Deferred income taxes                          378,263        377,839
Property assets, net                         5,499,528      4,261,951
Loan to stockholder                             78,654         71,636
Intangible assets, net                      35,429,549     20,323,147
                                           -----------    -----------
                                           $84,886,846    $62,195,736
                                           ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                   $ 2,581,620    $ 2,567,140
Accrued liabilities                          4,300,770      1,542,056
Taxes other than income                        264,222        423,274
Debt                                        15,625,092            -
                                           -----------    -----------
                                            22,771,704      4,532,470

Stockholders' equity
  Preferred stock, no par; 1,000,000
  shares authorized; none issued
  or outstanding                                   -              -

  Common stock, no par; 20,000,000
  shares authorized, 6,095,516 shares
  issued and outstanding at
  September 30, 1997 and 6,074,100
  shares issued and outstanding at
  December 31, 1996                         50,887,512     50,707,938

  Unamortized value of stock award          (1,036,392)    (1,182,138)

  Retained Earnings                         12,264,022      8,137,466
                                           -----------    -----------
                                            62,115,142     57,663,266

                                           $84,886,846    $62,195,736
                                           ===========    ===========

    The accompanying notes are an integral part of these statements

                             ALRENCO, INC.
                        Statements Of Earnings
                       For the Nine Months Ended
                              (Unaudited)

                                                 September 30,
                                            -------------------------
                                              1997           1996
                                           -----------    -----------
REVENUE
Rentals and fees                           $74,698,266    $43,287,272
Sales                                        1,386,874        828,501
Other                                           86,235         55,804
                                           -----------    -----------
    Total Revenue                           76,171,375     44,171,577

OPERATING EXPENSES
Direct store expenses
  Depreciation of rental merchandise        18,065,635      9,611,828
  Cost of sales                              1,074,036        533,109
  Salaries and other expenses               41,489,315     24,237,551
                                           -----------    -----------
                                            60,628,986     34,382,488

General and administrative expenses          6,298,852      3,903,214
Amortization of intangibles                  2,448,802        613,341
                                           -----------    -----------
    Total operating expenses                69,376,640     38,899,043
                                           -----------    -----------

    Operating profit                         6,794,735      5,272,534

Gain on sale of assets                         950,366            -
Interest income                                  1,366          6,118
Interest expense                              (844,581)      (615,204)
                                           -----------    -----------

Earnings before income taxes                 6,901,886      4,663,448

Income tax expense                           2,775,330      1,913,774
                                           -----------    -----------

    NET EARNINGS                           $ 4,126,556    $ 2,749,674
                                           ===========    ===========

Weighted average shares outstanding          6,082,205      4,365,814

Earnings per common share                  $      0.68    $      0.63
                                           ===========    ===========

    The accompanying notes are an integral part of these statements

                             ALRENCO, INC.
                        Statements Of Earnings
                         For the Quarter Ended
                              (Unaudited)

                                                 September 30,
                                            -------------------------
                                              1997           1996
                                           -----------    -----------
REVENUE
Rentals and fees                           $25,391,843    $16,851,084
Sales                                          429,350        296,543
Other                                           35,064         19,974
                                           -----------    -----------
    Total Revenue                           25,856,257     17,167,601

OPERATING EXPENSES
Direct store expenses
  Depreciation of rental merchandise         6,262,780      3,675,570
  Cost of sales                                333,323        196,967
  Salaries and other expenses               14,939,377      9,412,684
                                           -----------    -----------
                                            21,535,480     13,285,221

General and administrative expenses          1,725,414      1,455,664
Amortization of intangibles                    881,674        226,273
                                           -----------    -----------
    Total operating expenses                24,142,568     14,967,158
                                           -----------    -----------

    Operating profit                         1,713,689      2,200,443

Gain on sale of assets                         950,366            -
Interest income                                    471             10
Interest expense                              (340,301)      (324,326)
                                           -----------    -----------

Earnings before income taxes                 2,324,225      1,876,127

Income tax expense                             923,840        769,228
                                           -----------    -----------

    NET EARNINGS                           $ 1,400,385    $ 1,106,899
                                           ===========    ===========

Weighted average shares outstanding          6,094,011      4,672,147

Earnings per common share                  $      0.23    $      0.24
                                           ===========    ===========

    The accompanying notes are an integral part of these statements

                             Statements of Cash Flows
                             For the Nine Months Ended
                                    (Unaudited)


                                                          September 30,
                                                   ----------------------------
                                                      1997             1996
                                                   -----------      -----------

Cash flows from operating activities
  Net earnings                                     $ 4,126,556      $ 2,749,674
    Adjustments to reconcile net earnings
      to net cash provided by operating
      activities
        Depreciation of rental merchandise          18,065,635        9,611,828
        Depreciation of property assets                703,563          524,273
        Amortization of intangibles                  2,448,804          613,341
        Amortization of stock awards                   145,746          107,006
        Gain on sale of assets                        (950,366)             -
    Changes in operating assets and
      liabilities net of effects of
      acquisitions and sales
        Rental merchandise                         (21,590,742)     (15,327,389)
        Prepaid expenses and other                    (846,083)      (1,244,527)
        Accounts payable-trade                          14,480        3,317,100
        Accrued liabilities                          2,324,682       (1,215,636)
        Income taxes payable                           204,296          453,905
        Taxes other than income                         70,684           25,688
                                                   -----------      -----------
           Net cash provided by (used in)
            operating activities                     4,717,255         (384,737)

Cash flows from investing activities
  Purchases of property assets                      (1,621,705)      (1,314,036)
  Increase in loan to shareholder                       (7,018)          (7,252)
  Sale of assets                                     3,031,691              -
  Acquisitions of businesses                       (25,377,435)     (22,195,241)
                                                   -----------      -----------
           Net cash used in investing
            activities                             (23,974,467)     (23,516,529)

Cash flows from financing activities
  Proceeds from public offerings - net                     -         48,058,013
  Proceeds from exercise of stock options              179,574              -
  Increase (decrease) in line of credit             15,625,092      (12,865,239)
                                                   -----------      -----------
           Net cash provided by
            financing activities                    15,804,666       35,192,774

    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                          (3,452,546)      11,291,508

Cash and cash equivalents at
  beginning of year                                  7,468,539           27,041
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 4,015,993      $11,318,549
                                                   ===========      ===========

Supplemental cash flow information
  Cash paid during the period for
    Interest                                       $   846,018      $   620,734
    Income taxes                                   $ 2,309,980      $ 1,744,164

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

                       Nine Months Ended          Three Months Ended
                    --------------------------------------------------
                    09/30/97      09/30/96      09/30/97       09/30/96
                    --------      --------      --------       --------
Revenue            $80,187,102   $76,831,936   $26,274,116    $25,962,134
Net Earnings       $ 4,151,951   $ 3,565,845   $ 1,401,902    $ 1,274,465
Earnings per
  common share     $      0.68   $      0.82   $      0.23    $      0.27

4. GAIN ON SALE OF ASSETS. In August 1997, the Company sold eight marginally performing stores, in two separate transactions, for an aggregate price of $3.0 million cash. Net gain on these transactions was $950,400.

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

     GAIN ON SALE OF ASSETS. In August 1997, the Company sold eight marginally performing stores, in two separate transactions, for an aggregate price of $3.0 million cash. Net gain on these transactions was $950,400.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary requirements for capital, other than those related to acquisitions, consist of purchasing additional rental merchandise and replacing rental merchandise which has been sold or is no longer suitable for rent. During the nine months ended September 30, 1997 and 1996, the Company purchased rental merchandise for aggregate amounts of approximately $21.6 million and $15.3 million respectively. In addition, during the nine months ended September 30, 1997, the Company has acquired 53 stores and 13 rental account portfolios for an aggregate purchase price of $25.4 million cash and sold 8 stores for $3.0 million cash.

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

                              ALRENCO, INC.

                       PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------

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



Date:  January 7, 1998
                                 ALRENCO, INC.
                                 (Registrant)



                                 /s/ Theodore H. Wilson
                                 ------------------------------------
                                 Theodore H. Wilson,
                                 Executive Vice President and
                                   Chief Financial Officer