Form 10-K405
period 1997-12-31
ALRENCO INC
filed 1998-03-31
CIK 1003521

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        COMMISSION FILE NUMBER 0-27490

                             ---------------------
                                 ALRENCO, INC.
             (Exact name of registrant as specified in its charter)

                   INDIANA                                       35-1480655
       (State or other jurisdiction of                        (I.R.S Employer
        incorporation or organization)                      Identification No.)

                            714 E. Kimbrough Street
                             Mesquite, Texas 75149
                                 (972) 288-9327
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the 10,621,950 shares of Common Stock held by non-affiliates of the registrant at the closing sales price on March 27, 1998: $212,439,000

     Number of shares of Common Stock outstanding as of the close of business on March 27, 1998: 16,967,121
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive proxy statement relating to the 1997 Annual Meeting of Shareholders of Alrenco, Inc., are incorporated into Part III of this report.
================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................    1
  ITEM 1.  BUSINESS.........................................    1
     General................................................    1
     RTO Merger.............................................    1
     Rental-Purchase Industry...............................    2
     Merchandising..........................................    2
     Store Operations.......................................    2
     Purchasing and Distribution............................    5
     Marketing and Advertising..............................    6
     Service Marks..........................................    6
     Competition............................................    6
     Government Regulation..................................    7
     Employees..............................................    8
  ITEM 2.  PROPERTIES.......................................    8
  ITEM 3.  LEGAL PROCEEDINGS................................    8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................    8
PART II.....................................................    9
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................    9
  ITEM 6.  SELECTED FINANCIAL DATA..........................   10
     Selected Supplemental Consolidated Financial
      Information...........................................   10
     Selected Historical Financial Data.....................   11
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............   12
     General................................................   12
     Certain Components of Net Earnings.....................   13
     Results of Operations -- Supplemental Consolidated
      Results of Operations of the Company..................   14
     Comparison of Years Ended December 31, 1997 and 1996...   15
     Comparison of Years Ended December 31, 1996 and 1995...   17
     Results of Operations -- Historical....................   19
     Comparison of Years Ended December 31, 1997 and 1996...   19
     Comparison of Years Ended December 31, 1996 and 1995...   20
     Liquidity and Capital Resources........................   21
     Recent Accounting Pronouncements.......................   23
     Seasonality and Inflation..............................   23
     Depreciation Issues; Income Tax Consequences...........   23
     Other Matters..........................................   24
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......   25
  ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............   62
PART III....................................................   62
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT.............................................   62
  ITEM 11.  EXECUTIVE COMPENSATION..........................   62
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..................................   62
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
     TRANSACTIONS...........................................   62
PART IV.....................................................   63
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K.............................   63
SIGNATURES..................................................   64
INDEX TO EXHIBITS...........................................   65

                                     PART I

ITEM 1.  BUSINESS

     Certain matters discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements relate to anticipated financial performance, management's plans and objectives for future operations, growth strategies, business prospects, industry trends and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in certain circumstances. The following discussion is intended to identify the forward-looking statements and certain factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

     Forward-looking statements include the information concerning possible or assumed future results of operations of the Company. Readers are cautioned that forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors may affect the Company's operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements, factors that could cause the Company's actual results to differ materially from those contemplated in any forward-looking statements include, among others, the following: general economic and business conditions; changes in the competitive environment within the rental-purchase industry; the ability of the Company to integrate its operations following the consummation of the merger (the "RTO Merger") between the Company and RTO, Inc. ("RTO") in February 1998; the ability to integrate and manage future acquired businesses; the rate of acquisitions and new store openings; the ability to open new rental-purchase stores on a profitable basis; the ability of the Company to implement and to obtain the anticipated cost savings related to the RTO Merger and acquisitions of other acquired businesses and to realize anticipated cost savings therefrom; the actual costs required to realize synergies and cost savings from the RTO Merger and future acquired businesses; and changes in business strategy or development plans.

GENERAL

     The Company currently operates 440 rental-purchase stores in 23 states, primarily located in the midwestern, southeastern and southwestern United States. The Company's stores offer high quality, brand-name consumer merchandise under flexible, renewable rental-purchase agreements, also known as rent-to-own agreements. The Company's rental-purchase agreements provide customers with the option, but not the obligation, to obtain ownership of the merchandise following a stated number of consecutive rental payments. The Company's customers are typically low to middle income consumers with limited or no access to traditional credit sources such as bank financing, installment credit and credit cards. The Company also provides its products to consumers who desire only temporary rental of a product. The Company's products include consumer electronics, appliances, furniture, jewelry and home furnishing accessories.

RTO MERGER

     On February 26, 1998, the Company consummated the RTO Merger. Management of the Company believes that the RTO Merger will allow the Company to pursue its strategic objectives by (i) increasing the number of rental-purchase stores operated by the Company and increasing the Company's geographic diversity, (ii) providing increased management depth and expertise, as well as increased opportunity to attract new employees, (iii) reducing the expenses of the combined company and thus increasing operating profit and (iv) enhancing the Company's ability to acquire existing rental-purchase stores and to open new rental-purchase stores. In the current industry environment of increased competitive conditions and industry consolidation, management believes that the RTO Merger represented a unique opportunity for the Company to position itself as an effective competitor and that the RTO Merger will effectively enable the Company to improve financial results and increase long-term shareholder value.

RENTAL-PURCHASE INDUSTRY

     Based on estimates of the Association of Progressive Rental Organization ("APRO"), in 1996, the rental-purchase industry had gross revenues of $4.1 billion and rented 5.8 million products to 2.8 million households through 7,500 stores.

     The Company's market includes customers with income at or below the median family income level in each of its individual markets. According to U.S. Census Bureau data, the median family income in 1990 (the latest date for which such information is available) was approximately $35,000. Approximately 57.6% of all households in the United States have incomes at or below this level.

     The rental-purchase industry is highly fragmented. Management of the Company believes, based on APRO information, that the majority of dealers operate fewer than 20 stores. The rental-purchase industry is experiencing consolidation primarily because larger, multi-unit operators have significant competitive advantages compared to their smaller competitors. Rental-purchase operators typically have been financed by a small number of commercial lenders who specialized in the industry. In recent years, many of the lenders have withdrawn from the market or imposed more restrictive lending standards. These conditions have reduced many smaller operators' access to the capital necessary to maintain and grow their business. Larger operators also enjoy greater purchasing power that enables them to provide more competitively priced merchandise and typically operate more efficiently than smaller operators because of better management information systems and economies of scale. Further, many smaller competitors lack the managerial resources necessary to operate larger rental-purchase operations efficiently across multiple locations. Management believes that these factors will continue to promote the trend toward consolidation and present an opportunity for well-capitalized operators to acquire additional stores on favorable terms.

MERCHANDISING

     The Company's stores generally offer an assortment of quality, brand-name merchandise, including consumer electronics, appliances, furniture, jewelry and home furnishing accessories. The Company displays a wide variety of styles and models of merchandise in its stores. Merchandise is displayed in showroom settings featuring attractive, professional displays and signage. Store interiors generally feature bright colors in an atmosphere intended to make customers feel comfortable. Corporate and regional management closely monitor adherence to the Company's standards for cleanliness and quality of merchandise in all stores.

     Management regularly evaluates and modifies its product offerings to reflect changing local demand. The Company frequently test markets new merchandise items to expand the total number of items on rent and increase the dollar value of its outstanding contracts. Customers may choose either new or previously rented merchandise. Previously rented merchandise is marketed at the same rental rate as new merchandise, but generally requires fewer consecutive rental payments to obtain ownership. The Company, like the rental-purchase industry in general, requires higher aggregate payments than are usually charged under installment purchase or credit plans that do not offer the same array of payment options or services or that require a continuing financial obligation.

STORE OPERATIONS

     The Company currently operates 440 stores in 23 states. The following table sets forth the number of store locations in each state in which the Company presently operates.

                                                              NUMBER OF
STATE                                                          STORES
-----                                                         ---------
Alabama.....................................................      16
Arizona.....................................................      14
Arkansas....................................................      34
Colorado....................................................       7
Florida.....................................................      63
Georgia.....................................................      19

                                                              NUMBER OF
STATE                                                          STORES
-----                                                         ---------
Indiana.....................................................      12
Kansas......................................................       1
Kentucky....................................................      14
Louisiana...................................................      37
Mississippi.................................................       9
Missouri....................................................       9
North Carolina..............................................       7
Ohio........................................................      16
Oklahoma....................................................      12
Nevada......................................................       3
New Mexico..................................................      11
South Carolina..............................................      12
Tennessee...................................................       6
Texas.......................................................     118
Utah........................................................       3
Virginia....................................................      11
West Virginia...............................................       6

     The average store contains approximately 3,900 square feet. Each regional manager maintains an office in a store within his or her region. Management of the Company believes that suitable store space is available for lease in each market where the Company currently operates or plans to operate. The Company operates its own service centers but does not operate any distribution warehouses.

     Management and Supervision. The Company's strategy is to limit the number of stores supervised by each regional manager to assure adequate monitoring of store operations. The Company expects to employ additional regional managers as the number of stores increases. The Company's 440 stores are presently organized into four divisions. Directors of Store Operations each direct six to ten regional managers who are, in turn, each responsible for six to ten stores. Directors of Store Operations are experienced managers who report directly to a Vice President of Store Operations. Regional managers reside in the regions that they supervise and monitor individual store performance and rental merchandise on a daily basis.

     Each mature Company store requires a staff of three to ten employees, including a store manager, assistant manager and sales, delivery and collection personnel. Each Company store manager reports to a regional manager. Individual store managers are responsible for customer relations and account collection, development of new rental accounts, rental merchandise management, staffing and training and profit and loss control. In addition, the Company distributes simplified written procedures and policies covering all aspects of store-level operations.

     Management at the Company's corporate offices directs and coordinates purchasing, product servicing, planning and controls, employee training and personnel matters. Marketing, purchasing and operations personnel evaluate the performance of each store utilizing on-site reviews and daily operations summaries. Management believes that total revenue and profits for rental-purchase stores can be managed by focusing on a few key operational ratios and therefore the Company seeks to enforce profit and loss accountability at each level of management through profit-based incentive compensation programs. Store managers receive monthly and annual bonuses based upon the store's performance. Directors of Store Operations and regional managers also receive monthly and annual bonuses based on the profitability of the group of stores for which they are responsible. Strict rental merchandise controls allow management to monitor the status and income production of each individual piece of rental merchandise until its disposal.

     The Company continuously seeks to attract and retain qualified store managers and other store-level personnel. Management personnel are required to complete a training program when assigned to a store. In addition, the Company has developed a comprehensive training manual for its employees which outlines all of the Company's procedures and operational practices.

     Customer Service. Management believes that both the quality and timeliness of its customer service provide the Company with a competitive advantage. The Company provides same day delivery of in-stock merchandise and installation of its merchandise at no additional cost to the customer. The Company performs all necessary repair and maintenance service on rental merchandise without charge, except for damage in excess of normal wear and tear. Most products offered by the Company are covered under standard manufacturers' warranties, and the remainder of the warranties may be transferred to a customer who obtains ownership. Customers are fully liable for damage, loss or destruction of the merchandise unless they have purchased an optional loss/damage waiver.

     The Company's customers generally obtain rental merchandise at the store, although they may also do so by telephone. Generally, a sufficient quantity of merchandise is held at all store locations to fill customer orders promptly. In most instances, suppliers of merchandise ship products directly to individual store locations on a weekly basis.

     The Company monitors customer relations at the store level and encourages customer feedback. Company policy requires employees to provide all customers, upon request, with the telephone number of the Company's corporate office where any complaints or problems which are not handled at the store level to the satisfaction of the customer can be resolved.

     Collection Procedures. Management believes that good collection practices are critical to the Company's profitability and continued success. The Company manages the collection process by making a thorough and accurate initial presentation of the rental-purchase transaction to each customer and then monitoring each new account closely thereafter. Management of the Company believes that the Company's approach to collection practices increases total revenue per product while controlling collection and pickup costs, decreases the likelihood of customer default and improves customer relations and reduces chargeoffs. The Company has adopted and closely monitors compliance with standardized collection procedures. Information on delinquent accounts is reported in detail each day, and the Company's collection procedures are monitored by store managers and reviewed routinely by their regional managers.

     In the event a customer fails to renew a rental-purchase agreement or return the merchandise in a timely manner, the account manager who delivered the product contacts the customer to arrange for reinstatement by in-store payment of the amount due. If no payment is received, an account manager will arrange for the return of the merchandise to the store. Substantially all recoveries of merchandise are voluntary. In a small number of cases, the Company utilizes the judicial process to enforce the return of unrecovered items.

     Management Information Systems. The Company's management information systems provide detailed information on store operations in daily, weekly, monthly and year-to-date reports. These reports cover data in a broad range of categories and present information by stores or groups of stores. The systems provide the Company's management with on demand access to operating and financial information about any store. The Company's integrated computerized management information and control systems track rental merchandise movement for each store location and by each product category, minimizing excess rental merchandise while maintaining optional in-stock positions. The systems also monitor collection procedures and practices in order to help minimize late payments and expenses related to recovery of merchandise while maximizing customer relations and compliance with regulatory and industry-accepted collection practices. Store reports are reviewed daily by store and regional managers. Daily store activity is electronically transmitted to the Company's corporate and division offices, thereby allowing Directors of Store Operations and senior executives to review group summaries and address exceptions to Company standards each day. The systems have enabled the Company to expand its operations while maintaining a high degree of control over cash receipts, rental merchandise and customer transactions.

     The Company is aware of the issues associated with the program in existing computer and software systems as the millenium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex, as virtually all computer operations could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year rolls over to 2000. Systems that do not properly recognize such information could result in erroneous data or cause complete system failures. The Company believes its primary systems will successfully handle the rollover to the Year 2000. Based upon these facts, the Company believes that the Year 2000 problem will not have a material effect on the financial position, results of operations or cash flows of the Company.

     The Company's electronics and appliances vendors are generally multi-national manufacturers of name brand products. These manufacturers reviewed their products for possible Year 2000 conflicts in their annual lineups for each of the last several years. Based on the nature of its business and systems and the aforementioned facts, the Company believes there will be no significant Year 2000 complications with its rental products.

     Rental-Purchase Agreements. The Company extends renewable week-to-week or month-to-month rental-purchase agreements that can be canceled at any time. The customer's obligations are to make rental payments in advance of the period for which he or she chooses to rent the merchandise, to pay for loss or damage to the merchandise if not covered under available loss/damage waivers and to return the merchandise to the Company at the expiration of the rental period if he or she elects not to renew the agreement. Each agreement automatically expires at the end of the stated rental period unless a renewal payment is made. Expired accounts may be renewed by payment of the delinquent rent and a nominal reinstatement fee. The Company retains title to the merchandise during the term of the agreement. Ownership of the merchandise may transfer to the customer after continuous renewal of the agreement for a stated period.

     The Company has developed and used its own standard form rental-purchase agreements based upon APRO model documents. Management believes that the Company's agreements materially comply with the legal requirements of the states in which they are used. See "-- Government Regulation."

     Although the Company does not conduct a formal credit investigation to qualify its customers, potential customers must provide certain personal information which is verified by the store manager or assistant manager before a rental-purchase agreement can be approved. Required information typically includes a valid driver's license, a place of employment or verifiable source of income, home address and the telephone numbers and addresses of relatives or neighbors. Subsequent rental payments are required to be mailed to or made at the store. Where permitted by law, the Company offers loss/damage waivers to customers who desire protection from loss or damage. Such fees are standard in the industry, are not represented as insurance, and may be subject to government-specified limits.

PURCHASING AND DISTRIBUTION

     The Company's product mix is determined by senior management, based on promotional requirements and on customer demand as determined from store rental merchandise analysis reports. Store managers order rental merchandise on a weekly basis and consult with their regional managers to determine whether existing merchandise can be reallocated before ordering new products. Store managers are not permitted to order directly from a manufacturer but may order fill-in quantities from local distributors with prior approval from the purchasing department. The Company seeks to maximize return on rental merchandise investment by maintaining merchandise held for rent but not rented at a level of approximately 25% of total rental merchandise. Adjusted for seasonal fluctuations, the Company is currently maintaining merchandise held for rent at the targeted level. The Company does not maintain a centralized warehouse or distribution facility, since the Company's suppliers make direct shipments to its stores. Management believes that such an arrangement minimizes rental merchandise costs and overhead expenses while allowing the Company to structure reasonably competitive terms and prices with its suppliers.

     The Company purchases the majority of its electronics and appliance merchandise directly from manufacturers. The Company purchases its furniture from various manufacturers and distributors. Management generally does not sign contracts with suppliers, but the Company does enter into contracts with dealers. The Company currently expects to continue relationships with its existing suppliers, but believes there are numerous sources of products available to the Company. Management of the Company does not believe that the Company's success is dependent on any one or more of its present suppliers. Executive officers and key managers regularly attend national and regional trade shows to identify new products, negotiate prices and initiate contacts with potential new suppliers.

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

     The Company utilizes television advertising in multiple store markets. The commercials generally promote a special price for a particular product for a limited time period. Four-color direct mail brochures are mailed several times a year to selected zip codes within a local radius of each of the Company's stores. The Company utilizes extensive point-of-sale materials in each store.

SERVICE MARKS

     The Company, or one of the Company's subsidiaries, owns the registered service marks "Home Choice," "Working To Be Your First Choice," "Alrenco Rent To Own For The Home," "Alrenco Rent To Own For The Home -- The Only Way To Go," "Bring it all Home," "We Deliver the Difference" and "Action." The products held for rent by the Company also bear trademarks and service marks held by their manufacturers.

COMPETITION

     The rental-purchase industry is highly competitive. As the following table illustrates, the eight largest rental-purchase chains accounted for 50.2% of the approximately 7,500 rental purchase stores in the United States.

                      RENTAL-PURCHASE INDUSTRY COMPETITORS

                                                                             NUMBER      PERCENTAGE OF
COMPANY(1)                                                    OWNERSHIP   OF STORES(2)    U.S. STORES
----------                                                    ---------   ------------   -------------
Rent-A-Center...............................................  Private (3)    1,500           20.0%
Renters Choice, Inc.(4).....................................  Public           766           10.2
Alrenco.....................................................  Public           440            5.9
Aaron Rents(4)..............................................  Public           391            5.2
Rent-Way....................................................  Public           382            5.1
Central Rents...............................................  Private          168            2.2
Rainbow Rentals.............................................  Private           62            0.8
Bestway Rental, Inc.........................................  Public            60            0.8
                                                                          ------------   -------------
          Totals............................................                 3,769           50.2%
                                                                          ============   =============

---------------

(1) Some of these competitors may also operate rent-to-rent stores in addition to the rental-purchase stores referenced in the table.
(2) Sources: November 1997 APRO estimates (based on membership records) and other publicly available information.
(3) Owned by Thorn PLC, a publicly traded company in the United Kingdom.
(4) Includes franchised rental-purchase stores.

     The Company competes directly with other national and regional rental-purchase businesses, and on a very limited basis with temporary-use rental stores, such as furniture rental outlets. The Company believes, however, that its most direct competition comes from national firms such as Rent-A-Center, Renter's Choice, Aaron Rents and Rent-Way. Competition within the rental-purchase industry is based primarily on store location, product selection and availability, customer service and rental rates and terms. Some of the Company's largest national competitors have significantly greater resources than the Company.

GOVERNMENT REGULATION

     State Regulation. Forty-eight states have adopted legislation regulating rental-purchase transactions. Of those states, 45 require companies to provide certain disclosures to customers regarding the terms of the rental-purchase transaction. North Carolina, Wisconsin and Minnesota regulate rental-purchase transactions as credit sales subject to consumer lending restrictions. North Carolina subjects the transactions to interest rate or finance charge limitations. In addition, recent court decisions in New Jersey have created a legal environment in that state which is prohibitive to rental-purchase transactions. The Company operates in North Carolina, but does not operate in the other three states. All but one of the 23 states in which the Company operates impose some type of disclosure requirements, either in advertising or in the rental-purchase agreement, or both. Management believes that the operations of the Company are in material compliance with applicable state rental-purchase laws.

     Federal Regulation. Although certain proposed federal regulations are under consideration, no federal legislation has been enacted regulating rental-purchase transactions. As of the date hereof, two bills have been introduced in Congress that would regulate the rental-purchase industry. One of the bills is supported by APRO and mandates certain disclosures to customers similar to those required by most state legislation. The Company does not believe that this bill, if enacted, would have a material adverse effect upon the Company's operations.

     The second bill would regulate rental-purchase transactions as credit sales and would subject rental-purchase transactions to interest rate, finance charge and fee limitations, as well as the Federal Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act and the Fair Credit Reporting Act. This bill would also require the lessor to make certain disclosures to customers about the terms of the rental-purchase transaction. The Company believes that in the event federal legislation is enacted regulating rental-purchase transactions as credit sales, the Company would be able to adapt to the new laws and remain profitable by repositioning itself as a rent-to-rent business. However, there can be no assurance that the proposed legislation, if enacted, would not have a material adverse effect on the business of the Company.

     Depreciation Issues. The Internal Revenue Service ("IRS") published a revenue ruling in July 1995 providing that a five-year recovery period under the Modified Accelerated Cost Recovery System ("MACRS") is the appropriate depreciation method for rental-purchase merchandise. In August 1997 federal tax legislation was enacted that included a provision requiring use of three-year MACRS as the appropriate depreciation method for rental-purchase merchandise. Prior to 1996, the Company used the income forecasting method of depreciation for tax accounting, and management of the Company believes that this method has been widely used throughout the rental-purchase industry prior to publication of either of these rulings. The conversion to three-year MACRS has required that the cost of rental merchandise be depreciated over a three-year period while revenue is recognized over the contract term, typically 18 to 24 months. Management of the Company believes that conversion to three-year MACRS will not negatively impact the Company's financial condition or results of operations. The potential effect of conversion to three-year MACRS cannot be accurately estimated, but management of the Company believes that the conversion will potentially create tax benefits. The Company was audited by the IRS for the years 1992 through 1995 and may be required to pay certain additional taxes and interest and penalties thereon as a result of its use of the income forecasting method in prior years. In December 1997, the Company reached a partial settlement with the IRS. The settlement resulted in the payment of $167,200 in additional income taxes and $50,300 in interest. The Company is in the process of appealing the remaining unresolved issues. The Company has converted to the MACRS method of depreciation for tax accounting purposes only. Management of the Company does not believe that any additional taxes, interest and penalties which may be incurred as a result of the use of the income forecasting method in years prior to the conversion to MACRS or the IRS audit will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

EMPLOYEES

     As of March 20, 1998, the Company employed 2,796 people, 179 of whom are assigned to the Company's corporate and division offices and the balance of whom are directly involved in the management and operation of the Company's stores. None of the Company's employees are covered by a collective bargaining agreement. The Company provides numerous employee benefits, including a 401(k) plan and group life and health insurance plans. Management believes that relationships between the Company and its employees are good.

ITEM 2.  PROPERTIES

     The Company generally leases space for all of its rental-purchase stores as well as its corporate and division offices under leases expiring at various times through 2004. Most of the leases contain renewal options for additional periods at rental rates adjusted according to agreed upon formulas. The Company's corporate offices in Mesquite, Texas consist of approximately 28,500 square feet of general office space and an 8,400 square foot regional service center. The corporate office building and service center are leased from White Property Company No. 2, Ltd., a company controlled by Billy W. White, Sr., the President, Chief Executive Officer and a director of the Company. The Company also leases one store location from White Property Company No. 2, Ltd. See "Management -- Certain Transactions." The former corporate office of Alrenco prior to the RTO Merger, which has become a division office of the Company, consists of approximately 11,600 square feet and is leased from Kentuckiana Outfitting Company ("Kentuckiana"), a corporation owned by Michael D. Walts, a director of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company has been a party to various legal proceedings arising in the ordinary course of its business. While complete assurance cannot be given as to the outcome of such proceedings, the Company believes that any financial impact would not likely be material to its financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, no par value ("Common Stock") has been traded on the Nasdaq National Market under the symbol RNCO since January 23, 1996, the date of the commencement of the initial public offering of the Common Stock. Prior to that time there was no established public trading market for the Common Stock. The following table sets forth the reported high and low sales prices of the Common Stock for the quarters indicated as reported on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 1996
First Quarter (from January 23, 1996).......................  $15.88   $13.75
Second Quarter..............................................   19.75    14.25
Third Quarter...............................................   23.75    16.75
Fourth Quarter..............................................   22.25     9.63

                                                               HIGH     LOW
                                                              ------   ------
FISCAL YEAR 1997
First Quarter...............................................  $12.13   $10.13
Second Quarter..............................................   13.38    10.00
Third Quarter...............................................   19.63    12.88
Fourth Quarter..............................................   19.00    13.88

     As of March 27, 1998, there were 191 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock. It is expected that the Company will retain all available earnings generated by its operations for the development and growth of its business, and the Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Under the Company's credit facility, the Company is subject to certain restrictions on its ability to declare or pay dividends. Any future change in the Company's dividend policy will be made at the discretion of the Alrenco Board of Directors (the "Alrenco Board") and will depend on a number of factors, including the future earnings, capital requirements, contractual restrictions, financial condition and future prospects of the Company and such other factors as the Alrenco Board may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

     The table below presents selected supplemental consolidated financial information for the Company for each of the five fiscal years in the period ended December 31, 1997 after retroactive restatement for the 1998 pooling of interests with RTO. The selected financial data set forth below has been derived from the supplemental consolidated financial statements of the Company. The selected supplemental consolidated financial statements of the Company for and as of the fiscal years ended December 31, 1994, 1995, 1996 and 1997 have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report for the years ended December 31, 1995, 1996 and 1997 appears elsewhere herein. The report of Coopers & Lybrand L.L.P. makes reference to the report of other auditors. The selected supplemental consolidated financial data of the Company for and as of the fiscal year ended December 31, 1993 is unaudited, but, in the opinion of management of the Company, includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented. The selected supplemental consolidated financial data set forth below should be read in conjunction with the supplemental consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Supplemental Consolidated Results of Operations of Alrenco" included elsewhere herein.

                                                                  YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                       1993      1994      1995       1996       1997
                                                      -------   -------   -------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF EARNINGS DATA:
Total revenue.......................................  $61,752   $68,781   $77,529   $124,161   $230,969
                                                      -------   -------   -------   --------   --------
Operating expenses:
  Direct store expenses.............................   48,982    56,462    65,021    104,181    195,222
  Corporate expenses................................    6,515     7,064     7,988     10,711     26,140
  Cost of business combinations.....................       --        --        --      1,743        935
  Name change expense...............................       --        --        --         --        743
  Litigation settlement.............................      625        --        --         --         --
  Amortization of intangibles.......................      476       329       569      3,981      9,902
  Key executive signing bonuses.....................       --        --        --      1,486        400
                                                      -------   -------   -------   --------   --------
         Total operating expenses...................   56,598    63,855    73,578    122,102    233,342
                                                      -------   -------   -------   --------   --------
         Operating income (loss)....................    5,154     4,926     3,951      2,059     (2,373)
Interest expense....................................   (2,206)   (2,144)   (2,468)    (1,572)    (2,512)
Interest income.....................................       25        39        35        645        218
Other non-operating income, net.....................      163       115     1,311      1,154        786
                                                      -------   -------   -------   --------   --------
         Income (loss) before income taxes and
           extraordinary item.......................    3,136     2,936     2,829      2,286     (3,881)
Income tax expense..................................      722       764       877      1,188        237
                                                      -------   -------   -------   --------   --------
         Income (loss) before extraordinary item....  $ 2,414   $ 2,172   $ 1,952   $  1,098   $ (4,118)
                                                      =======   =======   =======   ========   ========
PRO FORMA INFORMATION(1)(UNAUDITED):
  Income (loss) before extraordinary item...........  $ 2,414   $ 2,172   $ 1,952   $  1,098   $ (4,118)
  Pro forma income tax expense (benefit) before
    extraordinary item..............................      590       505       290        201       (214)
                                                      -------   -------   -------   --------   --------
  Pro forma income (loss) before extraordinary
    item............................................  $ 1,824   $ 1,667   $ 1,662   $    897   $ (3,904)
                                                      =======   =======   =======   ========   ========
  Pro forma income (loss) before extraordinary item
    per share -- basic and diluted..................  $   .41   $   .37   $   .37   $    .09   $   (.23)
                                                      =======   =======   =======   ========   ========
  Pro forma weighted average number of shares
    outstanding
    basic...........................................    4,428     4,456     4,517     10,219     16,941
    diluted.........................................    4,428     4,456     4,517     10,262     17,117
                                                      =======   =======   =======   ========   ========
BALANCE SHEET DATA:
Rental merchandise, net.............................  $15,636   $20,450   $21,742   $ 58,724   $ 97,261
Total assets........................................   25,499    30,282    35,341    169,131    223,561
Total notes payable.................................   20,308    23,152    23,064      6,772     48,162
Stockholders' equity (deficit)......................   (2,673)     (534)    3,449    146,344    143,011

---------------

(1) Pro forma information presents the combined results of Alrenco as if the S corporations acquired by Alrenco were fully-taxable entities for each of the periods presented.

SELECTED HISTORICAL FINANCIAL DATA

     The following selected financial data for the years ended December 31, 1994, 1995, 1996 and 1997 was derived from Alrenco's financial statements, prior to the restatement for the 1998 pooling of interests with RTO, audited by Grant Thornton LLP, independent certified public accountants. The following selected financial data for the year ended December 31, 1993 was derived from Alrenco's audited financial statements which were audited by Welenken, Himmelfarb & Co., independent certified public accountants. The selected financial data should be read in conjunction with the financial statements of Alrenco and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Alrenco" included elsewhere in this report.

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1993      1994      1995      1996       1997
                                                  -------   -------   -------   -------   --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF EARNINGS DATA:
Revenue:
  Rentals and fees..............................  $22,283   $27,800   $37,576   $63,856   $102,598
Operating expenses:
  Direct store expenses
  Depreciation of rental merchandise............    5,889     7,483     9,099    13,964     24,465
  Other expenses................................   10,076    14,380    20,924    36,476     57,296
                                                  -------   -------   -------   -------   --------
                                                   15,965    21,863    30,023    50,440     81,761
  General and administrative expenses...........    3,650     3,678     4,339     5,589     10,469
  Litigation settlement.........................      625        --        --        --         --
  Amortization of intangibles...................       30        97       285     1,141      3,355
                                                  -------   -------   -------   -------   --------
          Total operating expenses..............   20,270    25,638    34,647    57,170     95,585
                                                  -------   -------   -------   -------   --------
          Operating profits.....................    2,013     2,162     2,929     6,686      7,013
Interest expense................................     (281)     (461)     (894)     (652)    (1,246)
Interest income.................................       --        --        --       134          2
Gain on sale of investments.....................       --        --       100        --         --
Gain on sale of assets..........................       --        --        --        --        950
                                                  -------   -------   -------   -------   --------
  Earnings before income taxes..................    1,732     1,701     2,135     6,168      6,719
Income tax expense..............................      722       739       868     2,505      3,133
                                                  -------   -------   -------   -------   --------
          Net earnings..........................  $ 1,010   $   962   $ 1,267   $ 3,663   $  3,586
                                                  =======   =======   =======   =======   ========
Earnings per common share
  Basic.........................................  $   .33   $   .31   $   .41   $   .77   $    .59
  Diluted.......................................  $   .33   $   .31   $   .41   $   .76   $    .59
Weighted average common shares outstanding
  Basic.........................................    3,105     3,105     3,105     4,767      6,083
  Diluted.......................................    3,105     3,105     3,105     4,790      6,091
BALANCE SHEET DATA:
Rental merchandise, net.........................  $ 5,675   $ 9,336   $13,115   $27,933   $ 42,277
Intangible assets, net..........................       12       592     4,869    20,323     34,555
Total assets....................................    7,666    12,680    21,007    62,196     88,873
Total debt......................................    2,929     7,201    12,865        --     20,689
Total liabilities...............................    5,419     9,441    16,531     4,532     27,187
Stockholders' equity............................    2,247     3,239     4,476    57,663     61,686

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the supplemental consolidated financial statements of the Company, and the historical financial statements of Alrenco and the accompanying notes thereto and in conjunction with the selected supplemental consolidated financial data of the Company and the selected historical financial data of the Company and the accompanying notes thereto included elsewhere in this report.

GENERAL

     On February 26, 1998, Alrenco merged with RTO in the RTO Merger. Alrenco began operations in 1980 and RTO began operations in 1996. Prior to the RTO Merger, the management of both Alrenco and RTO grew their operations through diverse strategies which are described below.

     Alrenco Acquisitions. Alrenco grew primarily through the opening of new stores from its inception in 1980 through 1990. During the period from 1990 to 1993, management focused its efforts on improving the performance of Alrenco's stores and, as a result, Alrenco increased its revenue from $16.3 million to $22.3 million. During the same period, operating profit increased from $908,000 to $2.0 million and net earnings increased from $119,000 to $1.0 million.

     In 1994, Alrenco acquired 18 rental-purchase stores (the "1994 Alrenco Acquisition"). The purchase price for the stores was $3.5 million, all of which was borrowed under Alrenco's then existing bank loan agreement (the "Loan Agreement").

     In September 1995, Alrenco acquired 15 stores (the "1995 Alrenco Acquisition"). The purchase price for the stores was $5.9 million, all of which was borrowed under the Loan Agreement.

     In 1996, Alrenco acquired 75 stores (the "1996 Alrenco Acquisitions") in 23 separate transactions, for an aggregate purchase price of $25 million. Alrenco utilized borrowings under the Loan Agreement and Alrenco's cash reserves to fund these acquisitions.

     In 1997, Alrenco acquired 54 stores and 13 rental-purchase portfolios in 19 separate transactions for an aggregate purchase price of $25.5 million (the "1997 Alrenco Acquisitions"). Alrenco purchased the stores through borrowings under the Loan Agreement and use of cash reserves.

     On February 26, 1998, the Company acquired 275 stores as a result of the RTO Merger. The Merger Agreement provided that each of the 120,960 outstanding shares of RTO Common Stock was to be converted into the right to receive 89.795 shares of Common Stock. As a result of the RTO Merger, the Company now operates 275 stores formerly operated by RTO.

     RTO Acquisitions. RTO was incorporated on June 20, 1996 and since that time has aggressively sought to establish its store base through multiple significant store acquisitions, new store openings and smaller store acquisitions.

     In July and August of 1996, RTO purchased 109 stores (the "1996 RTO Purchase Acquisitions") in two separate transactions which included the purchase of Action TV & Appliance Rental, Inc.'s ("Action") 102 store chain (the "Action Acquisition"). The 1996 RTO Purchase Acquisitions were accounted for under "purchase" accounting as defined by Accounting Principles Board Opinion No. 16 ("APB 16"). During 1997, RTO purchased, in transactions accounted for as purchases, an additional 73 stores in a series of transactions for cash, notes payable and convertible debt (the "1997 RTO Purchase Acquisitions"). Finally, during the last three months of 1996 and the year ended December 31, 1997, RTO acquired 59 stores in transactions accounted for as pooling-of-interests (the "1996 RTO Pooling Acquisitions" and the "1997 RTO Pooling Acquisitions" and, collectively with the 1996 RTO Purchase Acquisitions and the 1997 RTO Purchase Acquisitions, the "RTO Acquisitions").

     RTO New Store Openings. During the year ended December 31, 1997, RTO opened 34 new stores. From January 1, 1998 until March 25, 1998, RTO opened eight additional stores. Management of the Company expects to open 50 new stores during 1998, including the eight stores opened to date.

     Operating Results of New and Acquired Stores. New stores are expected to operate at a loss for a period of six to nine months after opening. Acquired stores may also be unprofitable when acquired or may become unprofitable during the period of acquisition due to disruptions in their business operations caused by the acquisition. Some stores acquired as part of an acquisition of a larger group of stores may be closed because they are unprofitable. The operating results of new and acquired stores may also suffer because of disruptions associated with integrating their operations into the existing operations of the Company. Because of these factors, the growth of the Company's business through new store openings and acquisitions of existing stores is likely to affect the Company's results of operations and financial condition. Such factors may also cause results to vary from quarter to quarter and may cause the market price of Common Stock to fluctuate substantially.

CERTAIN COMPONENTS OF NET EARNINGS

     Except as otherwise indicated, the following description of the components of net earnings is applicable to both the historical results of operations and the supplemental consolidated results of operations of Alrenco.

     Total Revenue. The Company collects non-refundable rental payments and fees in advance, generally on a weekly basis. This revenue is recognized as collected over the rental term. Rental-purchase agreements include a discounted early purchase option. Amounts received upon sales of merchandise pursuant to these options and upon the sale of used merchandise are recognized as revenue when the merchandise is sold.

     Depreciation and Disposition of Rental Merchandise. Rental merchandise is carried at the lower of cost or net realizable value. Depreciation is provided using the income forecasting method or straight-line method over a period designed to approximate the income forecasting method. The income forecasting method is designed to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 18 to 24 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents required to obtain ownership as provided in the rental agreement. The income forecasting method is an activity-based method similar to the units of production method. Disposition of rental merchandise represents the expensing of the remaining carrying value of rental merchandise sold, charged off or rented until owned by the customer. Rental merchandise acquired by Alrenco prior to January 1, 1995 was being depreciated by the straight-line method over various estimated useful lives, primarily 21 months. For rental merchandise acquired after January 1, 1995, Alrenco adopted the income forecasting method of depreciation. The effect of the change in accounting method was to increase Alrenco's net earnings by approximately $470,000 for the year ended December 31, 1995. Effective January 1, 1997, RTO and its new subsidiaries elected to depreciate all additions to rental merchandise acquired subsequent to December 31, 1996 using the income forecasting method and make other conforming changes to the estimate of depreciation expense. These changes were made to more accurately match revenues and expenses. The impact of these changes on the results of operations for the year ended December 31, 1997 decreased net loss by approximately $400,000.

     Other Direct Store Expenses. Other direct store expenses include salaries, wages and related expenses paid to all store level, regional management and service department employees, store-level occupancy costs, advertising cost and other direct store-level expenses, including general and administrative expenses, delivery and collection expenses and non-rental depreciation.

     Corporate Expenses. Corporate expenses include all overhead expenses related to corporate and division offices such as salaries, taxes and benefits, occupancy, training, travel expenses and certain performance bonuses to regional managers and store personnel. Regional costs are included in "Direct Store Expenses." See "Store Operations -- Management and Supervision."

     Amortization of Intangibles. Amortization of intangibles consists primarily of the amortization of rental-purchase agreements, noncompetition agreements and the excess of purchase price over the fair market value of acquired assets.

     Income Tax Expense. Income taxes are determined by use of the liability method in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates under existing legislation expected to be in effect at the date such temporary differences are expected to reverse.

     Since certain of RTO's business combinations involved companies which were nontaxable enterprises, unaudited pro forma tax expense (benefit) has been presented for the nontaxable enterprises as if they had been taxable enterprises for periods prior to consummation.

RESULTS OF OPERATIONS -- SUPPLEMENTAL CONSOLIDATED RESULTS OF OPERATIONS OF THE COMPANY

     The discussion of Results of Operations below is based on the supplemental consolidated financial statements of the Company. The supplemental consolidated financial statements of the Company have been prepared to give retroactive effect to the RTO Merger. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling-of-interests methods in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation; however, they will become the historical consolidated financial statements of the Company after financial statements covering the date of the RTO Merger are issued. As such, the respective impact of the Company and RTO on the supplemental consolidated results of operations is also discussed individually.

     The supplemental consolidated financial statements reflect the financial position and results of operations of the 1996 Alrenco Acquisitions, the 1996 RTO Purchase Acquisitions and the 1997 RTO Purchase Acquisitions from their respective dates of acquisition through 1997, consistent with the requirements of APB 16 for purchase acquisitions. In addition, the supplemental consolidated financial statements reflect the financial position and results of operations of the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions as though the Company and the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions had operated as a single business for all periods required to be presented consistent with the requirements of APB 16 for pooling-of-interests acquisitions.

     Acquisitions accounted for as pooling-of-interests transactions, as compared to acquisitions accounted for as purchases, generally require a longer period of time to consummate. During the period between the time that the Company reaches an agreement in principle to purchase a business and the consummation of the transaction, the operations of such business are still under the control of the seller. Any failure of the seller to operate the business in accordance with sound business practices may adversely affect the operating results of such business.

     The operating results of certain of the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions declined substantially during the last half of 1996 and the first half of 1997. Management believes that this decline is attributable primarily to a failure of these businesses to properly replenish rental merchandise while the acquisitions of the businesses were pending, which resulted in the businesses not having adequate inventories during the fourth quarter of 1996 and the first quarter of 1997. The failure of such businesses to have adequate inventories of rental merchandise during such periods, together with other factors relating to the operations of these businesses outside the control of RTO, resulted in a substantial decline in revenues and net income of these businesses for the years ended December 31, 1996 and 1997.

     Management of the Company continues to believe that the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions can be operated profitably. The 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions were managed by diverse management teams with significant differences in (i) goals and objectives relating to profitability, (ii) access to capital resources,
(iii) operating philosophies and strategies, and (iv) compensation programs. Management has taken steps to replenish inventories at these businesses and to implement operational controls, compensation plans and other systems designed to improve the performance of these businesses. As a result of these steps, results of operations of the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions improved significantly during the third and fourth quarters of 1997.

     The following table sets forth, for the periods indicated, certain supplemental consolidated Statement of Operations data as a percentage of revenue.

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1995      1996      1997
                                                                ------    ------    ------
Rental and fee revenue......................................     96.7%     97.6%     96.7%
Cash sales and other revenue................................      3.3       2.4       3.3
                                                                -----     -----     -----
          Total revenue.....................................    100.0     100.0     100.0
                                                                -----     -----     -----
Depreciation and disposition of rental merchandise..........     32.3      29.5      29.1
Other direct store expenses.................................     51.6      54.4      55.4
                                                                -----     -----     -----
          Total direct store expenses.......................     83.9      83.9      84.5
Corporate expenses..........................................     10.3       8.6      11.3
Cost of business combinations...............................       --       1.4       0.3
Name change expenses........................................       --        --       0.3
Amortization of intangibles.................................      0.7       3.2       4.3
Key executive signing bonuses...............................       --       1.2       0.2
                                                                -----     -----     -----
          Total operating expenses..........................     94.9      98.3     100.9
                                                                -----     -----     -----
          Operating income (loss)...........................      5.1       1.7      (0.9)
Other income (expense):
  Interest expense..........................................     (3.2)     (1.3)     (1.1)
  Interest income...........................................      0.1       0.5       0.1
  Other non-operating income (expense), net.................      0.3       0.3      (0.1)
  Gain on sale of stores....................................      1.4       0.6       0.4
                                                                -----     -----     -----
          Income (loss) before income taxes and
            extraordinary item..............................      3.7       1.8      (1.6)
Income tax expense..........................................      1.2       0.9       0.1
                                                                -----     -----     -----
          Income (loss) before extraordinary item...........      2.5       0.9      (1.7)
Extraordinary item, net of income tax expense...............      4.3        --        --
                                                                -----     -----     -----
          Net income (loss).................................      6.8       0.9      (1.7)
                                                                =====     =====     =====

 Comparison of Years Ended December 31, 1997 and 1996

     Revenue. Revenue increased $106.8 million, or 86%, to $231.0 million for the year ended December 31, 1997 from $124.2 million for the comparable period in 1996. Revenue increased by approximately $105.7 million, or 99.0% of the total increase, primarily as a result of the inclusion of revenue from the 1997 Alrenco Acquisitions and the 1997 RTO Purchase Acquisitions from the respective dates of acquisition, and the inclusion of revenue of the 1996 Alrenco Acquisitions and 1996 RTO Purchase Acquisitions for the full year in 1997. During 1997, RTO opened 34 new stores generating $2.7 million, or 2.5%, of the total increase in revenues from 1996 to 1997. The aforementioned revenue increases were offset in part by a $2.2 million decrease in revenue from the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions. See
"-- General -- RTO Acquisitions."

     Depreciation and Disposition of Rental Merchandise. Depreciation and disposition of rental merchandise expense increased $30.7 million, or 83.9%, to $67.3 million for the year ended December 31, 1997 from $36.6 million for the comparable period in 1996. As a percentage of total revenue, depreciation and disposition of rental merchandise decreased slightly from 29.5% in 1996 to 29.1% in 1997 primarily due to (i) lower rental merchandise costs as a percentage of revenue during 1997, due to the failure of certain of the 1996 RTO Pooling Acquisitions and 1997 RTO Pooling Acquisitions to replenish rental merchandise during the last quarter of 1996 and the first quarter of 1997 which affects depreciation expenses because depreciation expense as a percentage of rental revenue is generally lower for the rental of used merchandise as compared to new merchandise, (ii) reducing, in accordance with policies of RTO, the percentage of total revenues contributed by cash sales and other revenue (gross margins are significantly lower on cash sales relative to margins generated on the rental of merchandise) for certain of the 1996 RTO Pooling Acquisitions and 1997 RTO

Pooling Acquisitions, (iii) increasing, during the year ended 1997, the revenue generated as a multiple of rental merchandise cost for certain of the 1996 RTO Pooling Acquisitions and 1997 RTO Pooling Acquisitions in order to conform the pricing policies of such acquisitions to RTO's pricing policies, and (iv) electing to depreciate all additions to rental merchandise acquired subsequent to December 31, 1996 using the income forecasting method and other conforming changes resulting in a nonrecurring decrease in depreciation expense. Depreciation and disposition expense in 1997 as a percentage of total revenue also decreased slightly partially as a result of a more aggressive pricing strategy used by one of the 1997 RTO Purchase Acquisitions, thereby producing greater revenues as a multiple of rental merchandise cost. The decreases described above were offset by the increase in depreciation of rental merchandise as a percentage of total revenue of Alrenco to 23.8% from 21.9% for the year ended December 31, 1996, primarily as a result of price and term discounting in the second, third and fourth quarters of 1997. The factors contributing to the decline in depreciation of rental merchandise as a percentage of revenue described in (i) and (iv) above are nonrecurring in nature and caused depreciation and disposition of rental merchandise as a percentage of revenue to decrease to a level lower than that which management for the company believes is sustainable.

     Other Direct Store Expenses. Other direct store expenses increased $60.4 million, or 89.3%, to $128.0 million for the year ended December 31, 1997 from $67.6 million for the comparable period in 1996. As a percentage of revenue, other direct store expenses rose from 54.5% in 1996 to 55.4% in 1997. The increase in direct store expenses as a percentage of revenue is attributable to
(i) $4.7 million of expenses related to the 34 new stores opened in 1997, (ii) a higher percentage of expenses for the 1996 RTO Purchase Acquisitions and the 1997 RTO Purchase Acquisitions, and (iii) a higher percentage of expenses for the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions for the reasons discussed under "-- Results of Operations" above, offset by a decrease in other direct store expenses as a percentage of revenue for the Alrenco Stores due to increased revenue from the stores acquired in the 1996 Alrenco Acquisitions and the 1997 Alrenco Acquisitions.

     Corporate Expenses. Corporate expenses increased $15.4 million, or 144%, to $26.1 million for the year ended December 31, 1997 from $10.7 million for the comparable period in 1996. The increase is attributable to (i) the inclusion of expenses related to the 1996 RTO Purchase Acquisitions and the 1996 Alrenco Acquisitions for the full year in 1997 and (ii) an increase in RTO and Alrenco's staff to accommodate the increased stores managed by the Company in 1997 as a result of the integration of stores acquired in the RTO Acquisitions, the 1996 Alrenco Acquisitions and the 1997 Alrenco Acquisitions. As a percentage of revenue, corporate expenses increased to 11.3% from 8.6% for the comparable period in 1996. This percentage increase was due primarily to the duplication of certain corporate expenses during the transition periods subsequent to the integration of the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions and prior to the closing of the RTO Merger offset by advertising and vendor co-op reimbursements received by Alrenco in the third quarter.

     Name Change Expenses. Following the consummation of the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions and the 1996 RTO Purchase Acquisitions and the 1997 RTO Purchase Acquisitions, the management of RTO launched a program to change the name of all its stores from the various trade names acquired to "HomeChoice Lease or Own." RTO incurred nonrecurring costs totaling $743,000 for items such as expensing the net carrying value of replaced old signs and branded supplies at 165 of its 267 stores, as well as expensing new vehicle decals, consistent with prior accounting policies, for 600 of its 750 vehicles. Name change expenses are expected to continue in 1998 for the conversion of the remaining RTO stores and the conversion of a majority of the Alrenco stores.

     Amortization of Intangibles. Amortization of intangibles increased $5.9 million, or 147.5%, to $9.9 million in 1997 from $4.0 million in 1996, and as a percentage of revenue, amortization of intangibles increased to 4.3% for 1997 from 3.2% for the comparable period in 1996. This increase was primarily attributable to the amortization of noncompetition agreements, customer rental agreements and goodwill from the 1996 RTO Purchase Acquisitions and the 1997 RTO Purchase Acquisitions and the 1996 Alrenco Acquisitions and the 1997 Alrenco Acquisitions.

     Gain on Sale of Assets. In August 1997, Alrenco sold eight marginally performing stores in two separate transactions for an aggregate purchase price of $3.0 million in cash. Net gain on these transactions was $950,400.

     Net Income (Loss). Net income decreased $5.2 million, or 472.7% to a loss of $4.1 million for the year ended December 31, 1997, from an income of $1.1 million for the comparable period in 1996, and as a percentage of revenue, net income decreased to a negative 1.7% from a positive .9% for the comparable period in 1996. These decreases occurred primarily as a result of higher amortization of intangibles, operating losses attributable to the 34 new stores opened by RTO during the year ended December 31, 1997, expenses related to the Company's store name change program initiated in 1997, and increased corporate expenses related to integration of the RTO Acquisitions, the 1996 Alrenco Acquisitions and the 1997 Alrenco Acquisitions. The decrease in net income for 1997 is partially offset by lower business combination costs and related key executive signing bonuses expensed in 1997 as compared to those expensed in 1996.

  Comparison of Years Ended December 31, 1996 and 1995

     Revenue. Revenue increased $46.7 million, or 60.3%, to $124.2 million for the year ended December 31, 1996, from $77.5 million in 1995. Revenue from Alrenco's same store operations accounted for $1.3 million of the increase, and the addition of revenue from the 1995 Alrenco Acquisition and the 1996 Alrenco Acquisitions accounted for $25.0 million of the increase for the year. The increase in Alrenco's same store revenue for the period was mainly attributable to improved performance of the stores acquired in the 1994 Alrenco Acquisition and the 1995 Alrenco Acquisition, an increase in the number of items on rent and in revenue earned per item on rent, and improved collections. The remainder of the increase consisted of the addition of revenue of $25.2 million from the 1996 RTO Purchase Acquisitions, offset in part by a $4.6 million decrease in revenue resulting from the sale by RTO of thirteen stores in September 1995 and four stores in September 1996. RTO's same store revenue (not including the results of stores sold, closed, opened or bought during the periods) for the 1996 RTO Pooling Acquisitions and 1997 RTO Pooling Acquisitions decreased by $1.5 million, or 4.5%, compared to 1995 due to the reasons discussed above. Revenue from new stores acquired in 1995 and opened on various dates in 1995 and 1996 increased by $1.3 million.

     Depreciation and disposition of rental merchandise. Depreciation and disposition of rental merchandise increased $11.5 million, or 46.0%, to $36.6 million for the year ended December 31, 1996 from $25.1 million in 1995, primarily as a result of the addition of depreciation and disposition expense of the 1996 Alrenco Acquisitions and the 1996 RTO Purchase Acquisitions from their respective dates of acquisition and the inclusion of depreciation and disposition expense of the 1995 Alrenco Acquisitions for a full year, offset in part by a $2.4 million decrease in depreciation and disposition expense for the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions. As a percentage of revenue, depreciation and disposition of rental merchandise expense decreased 2.9% from 32.3% in 1996 to 29.5% in the comparable period in 1996 partly as a continuing result of the changes in Alrenco's depreciation method for new inventory additions. In addition, the decrease was a result of
(i) a reduction in the percentage of total RTO revenues contributed by cash sales and other revenue (gross margins are significantly lower on cash sales relative to margins generated on the rental merchandise) as a result of the Action Acquisition, which had lower cash sales and other revenues as a percentage of total revenues and (ii) the use of Action of a more aggressive pricing strategy, thereby producing greater revenues as a multiple of rental merchandise cost.

     Other Direct Store Expenses. Other direct store expenses increased $27.6 million, or 69.0%, to $67.6 million for the year ended December 31, 1996 from $40.0 million in 1995, primarily as a result of the 1996 RTO Purchase Acquisitions and the 1996 Alrenco Acquisitions from their respective dates of acquisition and the inclusion of other direct store expenses of the 1995 Alrenco Acquisition for a full year. As a percentage of revenue, other direct store expenses increased 2.8% from 51.6% in 1995 to 54.4% in the comparable period in 1996. The increase in other direct store expense as a percentage of revenue resulted from: (i) higher other direct store expenses of the 1996 Alrenco Acquisitions and the 1996 RTO Purchase Acquisitions, (ii) higher other direct store expenses as a percentage of revenue for the 1996 RTO Pooling Acquisitions and 1997 RTO Pooling Acquisitions attributable to the reasons discussed above in "-- Depreciation and Disposition of Rental

Merchandise," and (iii) higher proportionate direct store expenses associated with six new locations opened by RTO on various dates in 1995 and 1996.

     Corporate Expenses. For the year ended December 31, 1996, corporate expenses increased $2.7 million, or 33.8%, to $10.7 million from $8.0 million for the year ended December 31, 1995, primarily as a result of the inclusion of corporate expenses for the 1996 RTO Purchase Acquisitions and the hiring of additional corporate and administrative personnel to support the 1996 Alrenco Acquisitions and future store acquisitions. As a percentage of revenue, corporate expenses decreased to 8.6% for the year ended December 31, 1996 from 10.3% for the year ended December 31, 1995 primarily as a result of increased revenue from stores acquired by Alrenco in 1996, greater operating efficiencies achieved through higher rental revenue and lower corporate expenses as a percentage of revenue for the 1996 RTO Purchase Acquisitions, partially offset by higher corporate expenses as a percentage of revenue for the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions.

     Amortization of Intangibles. Amortization of intangibles increased $3.4 million to $4.0 million for the year ended December 31, 1996, from $569,000 in 1995. This increase was attributable to intangible assets created by the 1995 Alrenco Acquisition, the 1996 Alrenco Acquisitions and the 1996 RTO Purchase Acquisitions. As a percentage of revenue, amortization of intangibles increased to 3.2% for the year ended December 31, 1996, from 0.7% in 1995 for the same reasons.

     Interest Income. Interest income increased $610,000 to $645,000 for the year ended December 31, 1996 from $35,000 in 1995, primarily as a result of the short term investment of excess proceeds from the issuance of common stock of RTO, net of amounts required for completing the 1996 RTO Purchase Acquisitions and the investment of the cash proceeds of the public offerings of Common Stock by Alrenco.

     Interest Expense. Interest expense decreased $0.9 million, or 36.0%, to $1.6 million for the year ended December 31, 1996, from $2.5 million in 1995. As a percentage of revenue, interest expense decreased to 1.3% for the year ended December 31, 1996, from 3.2% in 1995, primarily as a result of (i) using the capital raised by the public offerings of Common Stock to repay all then outstanding indebtedness under the Loan Agreement, (ii) the use of proceeds from the issuance of common stock of RTO to reduce the debt of the 1996 RTO Purchase Acquisitions and the 1996 RTO Pooling Acquisitions and (iii) the forgiveness of $2.9 million of RTO's debt of one of the 1997 RTO Pooling Acquisitions and $0.4 million of related accrued interest by a secured lender in 1995.

     Net Income. Net earnings decreased $4.2 million, or 79.2%, to $1.1 million for the year ended December 31, 1996, from $5.3 million in 1995, primarily as a result of (i) costs of RTO's business combinations of $1.7 million, (ii) nonrecurring key executive signing bonus expense of $1.5 million related to the retention of key employees in the 1996 RTO Purchase Acquisitions, (iii) an increase of amortization of intangibles in the amount of $2.5 million as a result of the amortization of noncompetition agreements, customer rental agreements and goodwill from the 1996 Alrenco Acquisitions and the 1996 RTO Purchase Acquisitions, (iv) the increase of other direct store expenses in the amount of $.8 million from the opening of six new RTO locations on various dates in 1995 and 1996, (v) the decrease in same store revenue of $1.5 million for the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions; offset by
(vi) increased revenues and operating margins in 1996 for the stores acquired in the 1994 Alrenco Acquisition and the 1995 Alrenco Acquisition. As a percentage of revenue, net earnings decreased to 0.9% for the year ended December 31, 1996, from 6.8% in 1995.

RESULTS OF OPERATIONS -- HISTORICAL

     The following table sets forth, for the periods indicated, certain Statement of Operations data as a percentage of revenue.

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1995      1996      1997
                                                                ------    ------    ------
REVENUE:
Rentals and fees............................................    100.0%    100.0%    100.0%
                                                                -----     -----     -----
OPERATING EXPENSES:
Direct store expenses
  Depreciation of rental merchandise........................     24.2      21.9      23.8
  Other direct store expenses...............................     55.7      57.1      55.9
                                                                -----     -----     -----
                                                                 79.9      79.0      79.7
General and administrative expenses.........................     11.5       8.8      10.2
Amortization of intangibles.................................      0.8       1.8       3.3
                                                                -----     -----     -----
Operating profit............................................      7.8      10.4       6.8
Interest income.............................................       --       0.2        --
Interest expense............................................     (2.4)     (1.0)     (1.2)
Non-operating income........................................      0.3        --       0.9
                                                                -----     -----     -----
Earnings before income taxes................................      5.7       9.6       6.5
Income tax expense..........................................      2.3       3.9       3.0
                                                                -----     -----     -----
          Net earnings......................................      3.4%      5.7%      3.5%
                                                                =====     =====     =====

Comparison of Years Ended December 31, 1997 and 1996

     Revenue. Revenue increased $38.7 million, or 60.6%, to $102.6 million for the year ended December 31, 1997, from $63.9 million in 1996. Revenue from same store operations accounted for $672,800, or 1.0% of the increase, and revenue from acquired stores accounted for $38.0 million, or 99.0% of the increase for the year. Management believes that the increase in revenue for the period was primarily attributable to the stores acquired in the 1996 and 1997 acquisitions.

     Depreciation of Rental Merchandise. Depreciation of rental merchandise increased $10.5 million, or 75.2%, to $24.5 million for the year ended December 31, 1997, from $14.0 in 1996. As a percentage of revenue, depreciation of rental merchandise increased to 23.8% for the year ended December 31, 1997, from 21.9% in 1996, primarily as a result of discounted prices and terms allowed in the last six months of the year which increased the cost relationship to expected revenue.

     Other Direct Store Expenses. Other direct store expenses increased $20.8 million, or 57.0%, to $57.3 million for the year ended December 31, 1997, from $36.5 million in 1996. As a percentage of revenue, other expenses decreased to 55.9% for the year ended December 31, 1997, from 57.1% in 1996. This decrease was primarily attributable to the increased revenues of the stores acquired in the 1996 Alrenco Acquisitions and the 1997 Alrenco Acquisitions. The proportional increase in revenue in these acquired stores had the effect of lowering fixed operating costs as a percentage of revenue.

     General and Administrative Expenses. General and administrative expenses increased $4.9 million, or 87.3%, to $10.5 million for the year ended December 31, 1997, from $5.6 million in 1996. This increase was primarily attributable to additional corporate and administrative personnel to support the 1996 Alrenco Acquisitions and the 1997 Alrenco Acquisitions and future store acquisitions. As a percentage of revenue, general and administrative expenses increased to 10.2% for the year ended December 31, 1997, from 8.8% in 1996, primarily as a result of the large proportional increase in expenses.

     Amortization of Intangibles. Amortization of intangibles increased $2.3 million to $3.4 million for the year ended December 31, 1997, from $1.1 million in 1996 primarily as a result of intangible assets created by the 1996 Alrenco Acquisitions and the 1997 Alrenco Acquisitions.

     Interest Expense. Interest expense increased $0.5 million, or 71.4%, to $1.2 million for the year ended December 31, 1997, from $0.7 in 1996. As a percentage of revenue, interest expense increased to 1.2% for the year ended December 31, 1997, from 1.0% in 1996, primarily as a result of the debt incurred in connection with the 1997 Alrenco Acquisitions.

     Non-Operating Income. Non-operating income of $950,400 was provided in the year ended December 31, 1997 by the gain on sale of assets previously held by the Company.

     Net Earnings. Net earnings decreased $77,100, or 2.1%, to $3.6 million for the year ended December 31, 1997, from $3.7 million in 1996. As a percentage of revenue, net earnings decreased to 3.4% for the year ended December 31, 1997, from 5.7% for the 1996 comparable period, primarily as a result of increased operating expenses and interest expense as a percentage of revenue offset by the non-operating income.

  Comparison of Years Ended December 31, 1996 and 1995

     Revenue. Revenue increased $26.3 million, or 69.9%, to $63.9 million for the year ended December 31, 1996, from $37.6 million in 1995. Revenue from same store operations accounted for $1.3 million, or 4.9% of the increase, and revenue from acquired stores accounted for $25.0 million, or 95.1% of the increase for the year. Management believes that the increase in revenue for the period was primarily attributable to improved performance of the stores acquired in the 1994 Alrenco Acquisition and the 1995 Alrenco Acquisition, and an increase in the number of items on rent and in revenue earned per item on rent, improved collections and the addition of revenue from operations of the stores acquired in 1996.

     Depreciation of Rental Merchandise. Depreciation of rental merchandise increased $4.9 million, or 53.8%, to $14.0 million for the year ended December 31, 1996, from $9.1 million in 1995. As a percentage of revenue, depreciation of rental merchandise decreased to 21.9% for the year ended December 31, 1996, from 24.2% in 1995, primarily as a continuing result of the change in Alrenco's depreciation method for new inventory additions.

     Other Direct Store Expenses. Other direct store expenses increased $15.6 million, or 74.6%, to $36.5 million for the year ended December 31, 1996, from $20.9 million in 1995. As a percentage of revenue, other direct store expenses increased to 57.1% for the year ended December 31, 1996, from 55.7% in 1995. This increase was primarily attributable to the fact that the stores acquired in the 1996 Alrenco Acquisitions operated at lower average revenue per store and therefore had higher operating costs as a percentage of revenue than Alrenco's existing stores.

     Corporate Expenses. Corporate expenses increased $1.3 million, or 30.2%, to $5.6 million for the year ended December 31, 1996, from $4.3 million in 1995. This increase was primarily attributable to additional corporate and administrative personnel hired to support the 1996 Alrenco Acquisitions and future store acquisitions. As a percentage of revenue, corporate expenses decreased to 8.8% for the year ended December 31, 1996, from 11.5% in 1995, primarily as a result of increased revenue from stores acquired in 1996 and greater operating efficiencies achieved through higher rental revenue.

     Amortization of Intangibles. Amortization of intangibles increased $856,000, or 300.4%, to $1.1 million for the year ended December 31, 1996, from $285,000 in 1995, primarily as a result of intangible assets created by the 1995 Alrenco Acquisition and 1996 Alrenco Acquisitions. As a percentage of revenue, amortization of intangibles increased to 1.8% for the year ended December 31, 1996, from 0.8% in 1995, primarily as a result of intangible assets created in the 1995 Alrenco Acquisition and 1996 Alrenco Acquisitions.

     Interest Income. Interest income of $134,000 was provided in the year ended December 31, 1996 by investing the cash proceeds of the public offerings of Common Stock until the proceeds could be used for acquisitions.

     Interest Expense. Interest expense decreased $242,000, or 27.1%, to $652,000 for the year ended December 31, 1996, from $894,000 in 1995. As a percentage of revenue, interest expense decreased to 1.0% for the year ended December 31, 1996, from 2.4% in 1995, primarily as a result of the capital raised by the public offerings of Common Stock. A portion of the net proceeds of such offerings was used to repay all then outstanding indebtedness under the Loan Agreement.

     Net Earnings. Net earnings increased $2.4 million, or 184.6%, to $3.7 million for the year ended December 31, 1996, from $1.3 million in 1995. As a percentage of revenue, net earnings increased to 5.7% for the year ended December 31, 1996, from 3.4% in 1995, primarily as a result of increased revenues and operating margins in 1996 for the stores acquired in the 1994 Alrenco Acquisition and 1995 Alrenco Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary requirements for capital consist of the acquisition of existing stores (including the retirement of any assumed acquisition indebtedness), the opening of new stores, the purchase of additional rental merchandise for new store openings and replacement of rental merchandise which has been sold, charged-off, rented to term or is no longer suitable for rent.

     On January 23, 1996, Alrenco completed an initial public offering of 1,800,000 shares of Common Stock which included 700,000 shares sold by a selling shareholder. Proceeds of the sale to Alrenco net of underwriters discount but before expenses amounted to $14,322,000. On February 26, 1996, the underwriters of the offering exercised part of their over-allotment option for 219,200 shares. Net proceeds to Alrenco from this transaction amounted to $2,853,984. A portion of the net proceeds of the public offering was used to repay all outstanding indebtedness under the Loan Agreement.

     On September 18, 1996, Alrenco completed a public offering of 1,500,000 shares of Common Stock. Proceeds of the sale to Alrenco net of underwriters discount but before expenses amounted to $30,315,000. On October 17, 1996, the underwriters of the offering exercised part of their over-allotment option for 149,300 shares. Net proceeds to Alrenco from this transaction amounted to $3,017,353. A portion of the net proceeds of the public offering was used to repay all outstanding indebtedness under the Loan Agreement.

     On June 20, 1996, RTO completed a private placement of 9,387,618 shares of Common Stock (as adjusted to give effect to the exchange ratio of 89.795 in the RTO Merger (the "Exchange Ratio")). RTO received proceeds of $93.1 million from the private placement. Since this initial capitalization, and prior to the RTO Merger, RTO issued an additional 1,475,015 shares of Common Stock (as adjusted to give effect to the Exchange Ratio) in connection with the 1996 RTO Purchase Acquisitions and the 1996 and 1997 Pooling Acquisitions. During the year ended December 31, 1997, RTO purchased the equivalent of 190 shares of its Common Stock from dissenting shareholders of the 1997 Pooling Acquisitions.

     For RTO and Alrenco collectively, cash used in operating activities totaled $8.7 million for the year ended December 31, 1997 as compared to cash used in operating activities of $2.2 million for the year ended December 31, 1996. This $6.5 million increase is primarily attributable to (i) a $5.2 million decrease in net income, (ii) a $43.0 million increase in rental merchandise purchases for the year, (iii) a $4.0 million increase in prepaid expenses and other assets,
(iv) a $30.7 million increase in depreciation and disposition of rental merchandise and (v) a $5.9 million increase in amortization of intangibles. The significant increase in rental merchandise purchases during the year ended December 31, 1997 as compared to the comparable period in 1996 reflects the cost of merchandising 34 RTO new store openings during the period and the integration of 174 stores acquired through purchases or poolings of interest during the period. Net cash used in investing activities decreased $23.8 million to $52.9 million for the year ended December 31, 1997 from $76.7 million for the comparable period in 1996, primarily due to a $23.9 million reduction in acquisitions of businesses, net of cash acquired. Net cash provided by financing activities decreased $84.1 to $29.4 million for the year ended December 31, 1997 from $113.5 million of the comparable period in 1996, primarily due to the two public stock offerings completed by Alrenco during the year ended December 31, 1996 and a private placement completed by RTO during the same period partially offset by repayments on credit facilities and capital leases.

     Cash used in operating activities totaled $2.2 million for the year ended December 31, 1996 as compared to cash provided by operations of $3.2 million of the year ended December 31, 1995. This $5.4 million change is primarily attributable to a significant increase in purchases of rental merchandise and a decrease in net income offset by an increase in depreciation and disposition of rental merchandise. Net cash used in investing activities was $76.7 million for the year ended December 31, 1996, an increase of $72.8 million over the year ended December 31, 1995, primarily due to funds used to acquire businesses. Net cash provided by financing activities was $113.5 million for the year ended December 31, 1996, a $111.7 million increase from the comparable period in 1995, primarily due to two public stock offerings completed by Alrenco and a private placement completed by RTO during the period, partially offset by repayments on credit facilities.

     During the years ended December 31, 1996 and 1997, RTO and Alrenco purchased additional rental merchandise for aggregate amounts of $47.4 and $90.4 million, respectively. The significant increase in merchandise purchases during the year ended December 31, 1997 as compared to the periods ended in 1995 and 1996 reflects the cost of merchandising for 34 new stores opened during the period and the integration of 174 stores acquired through purchases or poolings-of-interests during the period.

     RTO and Alrenco collectively purchased businesses, net of cash acquired, for aggregate amounts of approximately $7.2 million, $74.5 million and $50.6 million during the years ended December 31, 1995, 1996 and 1997, respectively. In relation to the purchase acquisitions during the years ended December 31, 1997, $4.4 million was paid in cash to retire assumed debt, notes in the amount of $5 million and convertible into Common Stock at $13.92 per share were issued and a note for $2.1 million payable in three installments of $700,000 beginning January 3, 1997 was issued.

     In acquiring the RTO 1997 Pooling Acquisitions, RTO issued 1,076,193 shares of Common Stock (as adjusted to give effect to the Exchange Ratio) in the aggregate, paid approximately $266,000 in cash to dissenting shareholders and paid $7.7 million to retire assumed debt. Cash used to pay dissenting shareholders and to retire debt of the RTO 1997 Pooling Acquisitions was paid from working capital and from $12 million in borrowings from RTO's then existing revolving line of credit.

     Historically, each of RTO's and Alrenco's growth has been financed through internally generated working capital, borrowings under loan agreements and issuances of common stock.

     The Company expects to open 50 new stores during 1998, including eight stores opened through March 25, 1998, and expects to continue to acquire existing stores during 1998. New stores opened during 1998 are expected to operate at a loss for a period of six to nine months. Acquired stores may also be unprofitable when acquired or may become unprofitable during the period of acquisition due to disruptions in their business operations caused by the acquisition. Some stores acquired as part of an acquisition of a larger group of stores may be closed because they are unprofitable. The operating results of new and acquired stores may also suffer because of disruptions associated with integrating their operations into the existing operations of the Company. Because of these factors, the growth of the Company's business through new store openings and acquisitions of existing stores is likely to affect the Company's results of operations and financial condition. Such factors may also cause results to vary from quarter to quarter and may cause the market price of Common Stock to fluctuate substantially.

     On February 26, 1998, the Company consummated the RTO Merger. During the last quarter of 1997, the Company incurred expenses related to the RTO Merger of $1.7 million which have been deferred and will be recognized during the first quarter of 1998. In addition to these RTO Merger-related expenses, the Company expects to incur additional expenses of approximately $7.3 million related to the RTO Merger during the first quarter of 1998. The success of the RTO Merger will be determined by various factors, including the financial performance of the Company's operations after the RTO Merger and management's ability to effectively integrate the operations of the Company and RTO. The integration of the operations of the Company and RTO may be negatively affected if costs or difficulties related to the integration are greater than the Company expects. In addition, there can be no assurance that the anticipated benefits of the RTO Merger will be realized by the Company or that the RTO Merger will not adversely affect the future operating results of the Company.

     On February 26, 1998, the Company entered into a $50 million Revolving Credit Agreement with Comerica Bank (the "Comerica Credit Agreement") which replaced the Loan Agreement and the then existing RTO credit facility. The Comerica Credit Agreement provides for certain borrowing options for advances based on a "Base Rate" of (i) the agent's prime rate or (ii) the federal funds rate plus 100 basis points, or (iii) a "Eurodollar Rate" adjusted for reserves and other regulatory requirements, plus an applicable margin. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are satisfied, to obtain an increase in the amount available under the Comerica Credit Agreement up to an aggregate amount of $100 million. The Comerica Credit Agreement is for general corporate purposes including working capital and permitted acquisition financing. As security for borrowings under the Comerica Credit Agreement, the Company granted a first security interest from the Company in all accounts, notes and contracts receivable, machinery and equipment, rental units, and substantially all other assets of the Company. As additional security, the Company pledged to Comerica the stock of all subsidiaries of the Company. Management of the Company believes that cash flow from operations and the Comerica Credit Agreement will be adequate to fund the operations and growth plans through 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

SEASONALITY AND INFLATION

     Management believes that operating results may be subject to seasonality. In particular, the third quarter generally exhibits a slight tightening of customer spending habits commensurate with summer vacations, back-to-school needs and other factors. Conversely, the fourth quarter typically has a greater percentage of rentals because of traditional holiday shopping patterns. Management plans for these seasonal variances and takes particular advantage of the fourth quarter with product promotions, marketing campaigns, and employee incentives. Because many of the Company's expenses do not fluctuate with seasonal revenue changes, such revenue changes may cause fluctuations in the Company's quarterly earnings.

     The rate of inflation as measured by changes in the average consumer price index has not historically had a material effect on the revenue, expenses or operating results of the Company because the Company has been able to charge higher rental rates for its merchandise to offset the modest inflationary pressures. There can be no assurance, however, that inflation will not affect future operating costs or consumer spending habits.

DEPRECIATION ISSUES; INCOME TAX CONSEQUENCES

     The IRS published a revenue ruling in July 1995 providing that a five-year MACRS is the appropriate depreciation method for rental-purchase merchandise. In August, 1997, federal tax legislation was enacted that included a provision requiring use of three-year MACRS as the appropriate depreciation method for rental-purchase merchandise. Prior to 1996, the Company used the income forecasting method of depreciation for tax accounting, and management of the Company believes that this method has been widely used throughout the rental-purchase industry prior to the publication of either of these rulings. The conversion to three-year MACRS has required that the cost of rental merchandise be depreciated over a three-year period while revenue is recognized over the contract term, typically 18 to 24 months. Management of the Company believes that conversion to three-year MACRS will not negatively impact the Company's financial condition or results of operations. The Company was audited by the IRS for the years 1992 through 1995 and may be required to pay certain additional taxes and interest and penalties thereon as a result of its use of the income forecasting method in prior years. In December 1997, the Company reached a partial settlement with the IRS. The settlement resulted in the payment of $167,200 in additional income taxes and $50,300 in interest. The Company is in the process of appealing the remaining unresolved issues. The Company has converted to the MACRS method of depreciation for tax accounting purposes only. Management of the Company believes that any such additional taxes and interest and penalties thereon, if incurred, will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

OTHER MATTERS

     The Company's business is subject to regulation under state rental-purchase laws. The management of the Company believes that its operations are in material compliance with applicable state rental-purchase laws. Although certain proposed federal regulations are under consideration, no federal legislation has been enacted regulating rental-purchase transactions. However, there can be no assurance that the proposed legislation, if enacted, would not have a material adverse effect on the Company's results of operation and financial condition. See "Business -- Government Regulation."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Alrenco, Inc.

     We have audited the accompanying supplemental consolidated balance sheets of Alrenco, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related supplemental consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997, after restatement for the 1998 pooling of interests with RTO, Inc. ("RTO") described in Note 1. These supplemental consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplemental consolidated financial statements based on our audits. We did not audit the financial statements of Alrenco, Inc. ("Alrenco") prior to the combination with RTO, which statements reflect total assets constituting 37% and 40% of the restated total assets as of December 31, 1996 and 1997, respectively, and total revenues constituting 48%, 51%, and 44% of the restated totals for the years ended December 31, 1995, 1996, and 1997, respectively. The contribution of Alrenco represented net income of $3,663,378 and $3,586,304 for the years ended December 31, 1996 and 1997, respectively, compared to a restated supplemental consolidated net income of $1,097,558 for the year ended December 31, 1996 and a restated supplemental consolidated net loss of $4,117,594 for the year ended December 31, 1997. The contribution of Alrenco to supplemental consolidated net income represented 24% of the restated total for the year ended December 31, 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alrenco, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     The supplemental consolidated financial statements give retroactive effect to the merger of Alrenco and RTO on February 26, 1998, which has been accounted for as a pooling of interests as described in Notes 1 and 3 to the supplemental consolidated financial statements. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation; however, they will become the historical consolidated financial statements of the Company after financial statements covering the date of consummation of the business combination are issued.

     In our opinion, based on our audits and the report of the other auditors, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles applicable after financial statements are issued for a period which includes the date of consummation of the business combination described in Note 1 of the notes to the supplemental consolidated financial statements.

                                          COOPERS & LYBRAND L.L.P.

Spartanburg, South Carolina
March 3, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Alrenco, Inc.

     We have audited, prior to the restatement for the 1998 pooling of interests with RTO, Inc., the balance sheets of Alrenco, Inc. as of December 31, 1997 and 1996, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, which are presented elsewhere herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alrenco, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

Dallas Texas
January 30, 1998

                         ALRENCO, INC. AND SUBSIDIARIES

                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1997
                                                              ------------   ------------
                                         ASSETS
Cash and cash equivalents...................................  $ 35,745,989   $  3,569,132
Rental merchandise, net.....................................    58,723,990     97,260,578
Prepaid expenses and other assets...........................     2,827,461      6,342,919
Deferred income taxes.......................................     3,044,867      6,135,051
Property and equipment, net.................................     9,481,081     15,038,978
Notes receivable............................................     1,252,857        243,535
Income tax receivable.......................................            --      2,429,249
Intangible assets, net......................................    58,054,831     92,541,249
                                                              ------------   ------------
          Total assets......................................  $169,131,076   $223,560,691
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, trade.....................................  $  8,305,964   $ 18,701,265
Accrued liabilities.........................................     7,175,931     12,393,040
Deferred income taxes.......................................       532,580      1,293,919
Notes payable...............................................     6,772,269     48,161,872
                                                              ------------   ------------
          Total liabilities.................................    22,786,744     80,550,096
                                                              ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, no par; 10,000,000 shares authorized;
     none issued or outstanding.............................            --             --
  Common stock, no par; 75,000,000 shares authorized;
     16,903,197 and 16,957,119 shares issued and outstanding
     in 1996 and 1997, respectively.........................   148,719,632    149,385,777
  Unamortized value of stock awards.........................    (1,182,138)      (987,810)
  Accumulated deficit.......................................    (1,193,162)    (5,387,372)
                                                              ------------   ------------
          Total stockholders' equity........................   146,344,332    143,010,595
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $169,131,076   $223,560,691
                                                              ============   ============

  The accompanying notes are an integral part of the supplemental consolidated financial statements.

                         ALRENCO, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1995           1996           1997
                                                        -----------   ------------   ------------
Revenue:
  Rental and fee revenue..............................  $74,990,274   $121,145,016   $223,289,934
  Cash sales and other revenue........................    2,538,450      3,016,344      7,678,665
                                                        -----------   ------------   ------------
          Total revenue...............................   77,528,724    124,161,360    230,968,599
                                                        -----------   ------------   ------------
Operating expenses:
  Direct store expenses:
     Depreciation and disposition of rental
       merchandise....................................   25,054,452     36,581,109     67,257,744
     Other............................................   39,966,441     67,599,707    127,964,749
                                                        -----------   ------------   ------------
                                                         65,020,893    104,180,816    195,222,493
  Corporate expenses..................................    7,988,273     10,710,565     26,139,960
  Cost of business combinations.......................           --      1,743,433        934,717
  Name change expenses................................           --             --        742,541
  Amortization of intangibles.........................      568,386      3,982,093      9,902,303
  Key executive signing bonuses.......................           --      1,485,641        400,119
                                                        -----------   ------------   ------------
          Total operating expenses....................   73,577,552    122,102,548    233,342,133
                                                        -----------   ------------   ------------
          Operating income (loss).....................    3,951,172      2,058,812     (2,373,534)
Other income (expense):
  Interest expense....................................   (2,467,652)    (1,571,808)    (2,512,015)
  Interest income.....................................       35,415        645,291        218,118
  Other non-operating income (expense), net...........      261,537        403,255       (163,957)
  Gain on sale of stores..............................    1,048,923        750,800        950,366
                                                        -----------   ------------   ------------
          Income (loss) before income taxes and
            extraordinary item........................    2,829,395      2,286,350     (3,881,022)
Income tax expense....................................      877,177      1,188,792        236,572
                                                        -----------   ------------   ------------
          Income (loss) before extraordinary item.....    1,952,218      1,097,558     (4,117,594)
Extraordinary item, net of income tax expense.........    3,335,851             --             --
                                                        -----------   ------------   ------------
          Net income (loss)...........................  $ 5,288,069   $  1,097,558   $ (4,117,594)
                                                        ===========   ============   ============
Pro forma information (unaudited):
  Income (loss) before extraordinary item.............  $ 1,952,218   $  1,097,558   $ (4,117,594)
  Pro forma income tax expense (benefit)..............      290,000        200,674       (213,835)
                                                        -----------   ------------   ------------
          Pro forma income (loss) before extraordinary
            item......................................    1,662,218        896,884     (3,903,759)
  Extraordinary item, net of income tax expense.......    3,335,851             --             --
                                                        -----------   ------------   ------------
          Pro forma net income (loss).................  $ 4,998,069   $    896,884   $ (3,903,759)
                                                        ===========   ============   ============
Pro forma income (loss) before extraordinary item per
  share
  Basic...............................................  $       .37   $        .09   $       (.23)
  Diluted.............................................          .37            .09           (.23)
Extraordinary item per share
  Basic...............................................          .74             --             --
  Diluted.............................................          .74             --             --
Pro forma net income (loss) per share
  Basic...............................................         1.11            .09           (.23)
  Diluted.............................................         1.11            .09           (.23)

  The accompanying notes are an integral part of the supplemental consolidated financial statements.

                         ALRENCO, INC. AND SUBSIDIARIES

     SUPPLEMENTAL CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                             COMMON STOCK          UNAMORTIZED
                       -------------------------     VALUE OF     ACCUMULATED   UNREALIZED
                         SHARES        AMOUNT      STOCK AWARDS     DEFICIT        GAIN         TOTAL
                       ----------   ------------   ------------   -----------   ----------   ------------
December 31, 1994....   4,377,994   $  3,945,184   $        --    $(4,826,135)   $ 30,097    $   (850,854)
Issuance of common
  stock..............      63,485        483,281            --             --          --         483,281
Contributions of
  capital............          --         45,498            --             --          --          45,498
Distributions to S
  corporation
  shareholders.......          --             --            --     (1,486,943)         --      (1,486,943)
Net change in
  unrealized gains,
  net of tax of
  $21,283............          --             --            --             --     (30,097)        (30,097)
Net income...........          --             --            --      5,288,069          --       5,288,069
                       ----------   ------------   -----------    -----------    --------    ------------
December 31, 1995....   4,441,479      4,473,963            --     (1,025,009)         --       3,448,954
Issuance of common
  stock..............  12,356,118    142,336,038            --             --          --     142,336,038
Restricted stock
  awards.............     105,000      1,470,000    (1,470,000)            --          --              --
Exercise of stock
  options............         600          8,400            --             --          --           8,400
Amortization of stock
  awards.............          --             --       287,862             --          --         287,862
Contributions of
  capital............          --        431,231            --             --          --         431,231
Distributions to S
  corporation
  shareholders.......          --             --            --     (1,265,711)         --      (1,265,711)
Net income...........          --             --            --      1,097,558          --       1,097,558
                       ----------   ------------   -----------    -----------    --------    ------------
December 31, 1996....  16,903,197    148,719,632    (1,182,138)    (1,193,162)         --     146,344,332
Issuance of common
  stock..............      49,567        690,000            --             --          --         690,000
Exercise of stock
  options............      21,416        241,824            --             --          --         241,824
Amortization of stock
  awards.............          --             --       194,328             --          --         194,328
Purchase and
  retirement of
  common stock from
  dissenters.........     (17,061)      (265,679)           --             --          --        (265,679)
Distributions to S
  corporation
  shareholders.......          --             --            --        (76,616)         --         (76,616)
Net loss.............          --             --            --     (4,117,594)         --      (4,117,594)
                       ----------   ------------   -----------    -----------    --------    ------------
December 31, 1997....  16,957,119   $149,385,777   $  (987,810)   $(5,387,372)   $     --    $143,010,595
                       ==========   ============   ===========    ===========    ========    ============

  The accompanying notes are an integral part of the supplemental consolidated financial statements.

                         ALRENCO, INC. AND SUBSIDIARIES

               SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1995           1996           1997
                                                              ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).........................................  $  5,288,069   $  1,097,558   $ (4,117,594)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Extraordinary gain......................................    (3,335,851)            --             --
    Loss on sale of property and equipment..................       183,225        157,743        229,148
    Gain on sale of stores..................................    (1,048,923)      (750,800)      (950,366)
    Depreciation and disposition of rental merchandise......    25,054,452     36,581,109     67,257,744
    Amortization of intangibles.............................       570,034      3,985,279      9,902,303
    Depreciation of property and equipment..................     1,275,954      1,874,180      3,096,386
    Deferred income taxes...................................        71,845     (1,437,643)    (2,306,428)
    Amortization of stock awards............................            --        287,862        194,328
    Gain on sale of investments.............................       (99,930)            --             --
  Changes in operating assets and liabilities, net of
    effects of acquisitions of businesses and dispositions
    of stores:
    Purchase of rental merchandise..........................   (25,530,026)   (47,384,827)   (90,366,228)
    Accounts payable and accrued expenses...................     1,297,974      3,148,167     13,781,844
    Other assets............................................      (663,999)       218,068     (3,829,116)
    Income taxes payable....................................       164,766         38,566     (1,570,689)
                                                              ------------   ------------   ------------
         Net cash provided by (used in) operating
           activities.......................................     3,227,590     (2,184,738)    (8,678,668)
                                                              ------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment........................    (1,070,066)    (3,036,474)    (9,251,093)
  Proceeds from sale of property and equipment..............       244,389         71,468      2,844,612
  Purchase of investments...................................       (58,581)            --             --
  Proceeds from sale of investments.........................       542,501             --             --
  Acquisitions of businesses, net of cash acquired..........    (7,205,060)   (74,502,919)   (50,628,896)
  Dispositions of stores, net of cash sold..................     2,700,000      1,043,058      3,031,691
  Amounts advanced on notes receivable......................      (114,425)      (336,225)            --
  Payments received on notes receivable.....................        67,179         98,261      1,098,246
  Increase in loan to stockholder...........................        (7,466)        (7,252)        (7,018)
                                                              ------------   ------------   ------------
         Net cash used in investing activities..............    (4,901,529)   (76,670,083)   (52,912,458)
                                                              ------------   ------------   ------------
Cash flows from financing activities:
  Purchase of common stock from dissenters..................            --             --       (265,679)
  Proceeds from issuance of common stock....................       483,281    142,336,038             --
  Proceeds from stock options...............................            --          8,400        241,824
  Proceeds from notes payable...............................     6,925,654      2,393,150     58,305,102
  Payments on notes payable and capital leases..............    (4,350,105)   (29,778,248)   (28,790,362)
  Payments for deferred loan fees...........................       (16,090)            --             --
  Contributions of capital..................................        45,498         51,610             --
  Distributions to S corporation shareholders...............    (1,328,012)    (1,520,151)       (76,616)
                                                              ------------   ------------   ------------
         Net cash provided by financing activities..........     1,760,226    113,490,799     29,414,269
                                                              ------------   ------------   ------------
Net increase (decrease) in cash.............................        86,287     34,635,978    (32,176,857)
Cash at beginning of period.................................     1,023,724      1,110,011     35,745,989
                                                              ------------   ------------   ------------
Cash at end of period.......................................  $  1,110,011   $ 35,745,989   $  3,569,132
                                                              ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid for:
    Interest................................................  $  2,867,380   $  1,676,893   $  2,295,982
                                                              ============   ============   ============
    Income taxes............................................  $    683,074   $  2,615,322   $  4,886,911
                                                              ============   ============   ============

  The accompanying notes are an integral part of the supplemental consolidated financial statements.

                         ALRENCO, INC. AND SUBSIDIARIES

            NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

     On February 26, 1998, RTO, Inc. ("RTO") merged with and into Alrenco, Inc. ("Alrenco"), with Alrenco being the surviving corporation in the merger (the "RTO Merger"). The supplemental consolidated financial statements of Alrenco have been prepared to give retroactive effect to the RTO Merger on February 26, 1998. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation; however, they will become the historical consolidated financial statements of Alrenco and subsidiaries after financial statements covering the date of consummation of the business combination are issued.

     The supplemental consolidated financial statements include the combination of Alrenco and RTO, the Purchase Acquisitions and the Pooling Acquisitions (as described in Note 3) (collectively referred to as the "Company") as required by Accounting Principles Board Opinion Number 16 ("APB 16").

     The Company develops, acquires, owns and operates a chain of stores that rents durable household products such as consumer electronics, appliances, furniture, jewelry and home furnishing accessories under cancelable rental-purchase agreements renewable on a weekly or monthly basis. At December 31, 1997, the Company operated 432 stores in 23 states (see Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying supplemental consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

RENTAL MERCHANDISE

     Rental merchandise is carried at the lower of cost or net realizable value. Depreciation is provided using the income forecasting method or straight-line method over a period designed to approximate the income forecasting method. The income forecasting method is designed to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 18 to 24 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents required to obtain ownership as provided in the rental-purchase agreement. The income forecasting method is an activity-based method similar to the units of production method.

     Rental merchandise acquired prior to January 1, 1995 by Alrenco, is being depreciated by the straight-line method over various estimated useful lives, primarily 21 months. The range of the various estimated useful lives is generally one to three years. The Company adopted the income forecasting method because management believes that it provides a more systematic and rational allocation of the cost of rental merchandise to operations as its useful life expires. The effect of the change in accounting method was to increase pro forma net income and pro forma net income per basic and diluted share by approximately $470,000 and $0.10, respectively, for the year ended December 31, 1995.

     Effective January 1, 1997, RTO and its new subsidiaries elected to depreciate all additions to rental merchandise acquired subsequent to December 31, 1996 using the income forecasting method and make other conforming changes to the estimate of depreciation expense. These changes were made to more accurately match revenues and expenses. The impact of these changes on the results of operations for the year ended

                         ALRENCO, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
December 31, 1997 was to decrease pro forma net loss by approximately $400,000 or $.02 per basic and diluted share.

RENTAL REVENUE

     Merchandise is rented to customers pursuant to rental-purchase agreements, which provide for predominantly weekly rental terms with non-refundable rental payments. Rental revenue is recognized as collected, since at the time of collection the rental merchandise has been placed in service and costs of installation and delivery have been incurred. Generally, the customer has the right to acquire title through either a purchase option or through payment of all rentals required to obtain ownership as provided in the rental-purchase agreement. The customers may terminate rental-purchase agreements at any time, and if terminated, the rental merchandise is returned to the Company. A provision is made for estimated losses of rental merchandise damaged or not returned by customers.

PERVASIVENESS OF ESTIMATES

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

CONCENTRATION OF CREDIT RISKS

     The Company maintained deposits and a money market mutual fund account totaling $35,745,989 and $3,569,132 at December 31, 1996 and 1997, respectively, with several financial institutions. Deposits in excess of $100,000 and mutual funds are not insured by the Federal Deposit Insurance Corporation.

     During 1996, the Company invested excess funds in a money market mutual fund account with a bank. As of December 31, 1996, the market value of the securities approximates the carrying amount of $25,000,000.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and on deposit and highly liquid instruments with maturities of three months or less when purchased. The carrying amount of cash and cash equivalents is the estimated fair value at December 31, 1996 and 1997.

PROPERTY AND EQUIPMENT AND RELATED DEPRECIATION

     Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of depreciable assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations. Depreciation of furniture and fixtures, signs and vehicles is provided over the estimated useful lives of the respective assets on a straight-line and an accelerated bases. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease and renewal period, if applicable.

                         ALRENCO, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company continually evaluates the propriety of the carrying value of property and equipment, goodwill and other intangible assets based on the estimated future undiscounted cash flows of the related investment, as well as the amortization period to determine whether current events and circumstances warrant adjustments to carrying value and/or revised estimates of useful lives. At this time, the Company believes that no significant impairment of the long-lived assets has occurred and that no reduction of the estimated useful lives is warranted.

INCOME TAXES

     Income taxes for the Company are determined by use of the liability method in which deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities using the income tax rates under existing legislation expected to be in effect at the date such temporary differences are expected to reverse.

     Since certain of the business combinations accounted for as poolings-of-interests as defined by APB 16 (see Note 3) involved companies which were nontaxable enterprises prior to acquisition by the Company (e.g. S Corporations), unaudited pro forma income tax expense (benefit) has been presented for the nontaxable enterprises as if they had been a taxable enterprise for all periods presented. Deferred tax assets and liabilities for the tax effects of temporary differences for the nontaxable enterprises were established through an adjustment to income tax expense (benefit) during the period that the combinations were consummated (see Note 11).

ADVERTISING COSTS

     Advertising costs amounting to $4,839,000, $7,534,000 and $13,413,000 for the years ended December 31, 1995, 1996, and 1997, respectively, are expensed as incurred.

PRO FORMA INCOME (LOSS) PER SHARE

     On December 31, 1997, the Company adopted provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." In accordance with SFAS 128, the Company computes basic pro forma income per share based on the weighted-average number of common shares outstanding during each period presented. Diluted pro forma income per share is computed based on the weighted average number of common shares plus the dilutive effect of all potential dilutive securities, principally stock options and convertible notes, outstanding during each period presented. All prior year pro forma income per share amounts have been restated to comply with the provisions of SFAS 128.

                                        1995                              1996                               1997
                           -------------------------------   -------------------------------   ---------------------------------
                           PRO FORMA                 PER     PRO FORMA                 PER      PRO FORMA                  PER
                              NET                   SHARE       NET                   SHARE        NET                    SHARE
                             INCOME      SHARES     AMOUNT    INCOME       SHARES     AMOUNT      LOSS         SHARES     AMOUNT
                           ----------   ---------   ------   ---------   ----------   ------   -----------   ----------   ------
Basic income per common
  share..................  $1,662,218   4,516,936    $.37    $896,884    10,219,487    $.09    $(3,903,759)  16,940,945   $(.23)
                                                     ====                              ====                               =====
Effect of dilutive
  options................          --          --                  --        42,353                     --      176,197
                           ----------   ---------            --------    ----------            -----------   ----------
Diluted income per common
  share..................  $1,662,218   4,516,936    $.37    $896,884    10,261,840    $.09     (3,903,759)  17,117,142   $(.23)
                           ==========   =========    ====    ========    ==========    ====    ===========   ==========   =====

     Diluted income (loss) per share for the year ended December 31, 1997 presented above, as well as for all quarters in 1997 (see Note 14), excludes the effect of the convertible notes, if converted, given these securities increase net income or decrease net loss and would be antidilutive.

                         ALRENCO, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and debt whose carrying value approximates fair value at December 31, 1996 and 1997.

STATEMENTS OF CASH FLOWS

     Excluded from the supplemental consolidated statements of cash flows was the effect of the following noncash activities. During the year ended December 31, 1997, the Company issued common stock to settle notes payable totaling $690,000 to certain stockholders. Additionally, in connection with certain Purchase Acquisitions, the Company issued a total of $7,100,000 of notes payable to individuals.

RECENT ACCOUNTING STANDARDS

     During June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

RECLASSIFICATIONS

     Certain reclassifications were made to prior year balances to conform to the 1997 presentation.

3. ACQUISITIONS

     During 1995, the Company purchased 16 rental-purchase stores for $7,205,060, which were accounted for as a purchase. The operating results of these acquired stores are included in the operating results of the Company since the dates of acquisition.

     The Company purchased all of the issued and outstanding common stock of Action TV & Appliance Rental, Inc. ("Action"), a 102 store chain, effective August 1, 1996 for cash of approximately $45,300,000 and $2,600,000 for noncompetition agreements. The Company purchased 14 stores from a company doing business as Easy Rentals on March 1, 1996 for cash of approximately $6,500,000. On August 1, 1996, the Company completed the acquisition of 14 stores for cash of approximately $5,600,000. During 1996, the Company also acquired 55 stores in 22 unrelated transactions for an aggregate cash purchase price of approximately $14,500,000.

     On January 2, 1997, the Company completed the acquisition of 28 stores located in 4 states from Fastway Rentals, Inc. for an aggregate purchase price of $11,900,000. The Company purchased the assets of 27 rent-to-own stores from B&L Concepts, Inc. ("B&L") on January 6, 1997 for total consideration of approximately $13,800,000 consisting of cash of approximately $10,800,000 and a $3,000,000 convertible note (see Note 9).

                         ALRENCO, INC. AND SUBSIDIARIES

3. ACQUISITIONS -- (CONTINUED)
Additionally, during 1997, the Company acquired 60 stores in 8 unrelated transactions for an aggregate purchase price of approximately $32,000,000 consisting of cash of $27,900,000 and notes totaling $4,100,000 (see Note 9).

     The above acquisitions (collectively referred to as the "Purchase Acquisitions") have been accounted for as purchases, as defined by APB 16 and, accordingly, the operating results of the acquired businesses have been included in the results of operations since their respective acquisition dates. The purchase prices have been allocated as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                                1996           1997
                                                            ------------   ------------
Rental merchandise........................................  $ 27,048,141   $ 17,210,537
Property and equipment....................................     4,580,086      2,358,771
Intangible assets.........................................    56,711,492     44,515,140
Other assets..............................................     3,967,194        890,000
Accounts payable and accrued expenses.....................    (3,886,758)    (1,755,398)
Notes payable assumed.....................................   (13,917,236)    (5,151,794)
Notes payable issued......................................            --     (7,100,000)
Income tax liability......................................            --       (338,360)
                                                            ------------   ------------
          Cash paid, net of cash acquired.................  $ 74,502,919   $ 50,628,896
                                                            ============   ============

     The following summary, prepared on an unaudited pro forma basis, presents the results of operations (i) as if the above acquisitions had been purchased as of the beginning of the year of acquisition and the beginning of the year for the immediately preceding period, (ii) as if the initial capitalization of RTO had occurred on January 1, 1995, and (iii) to include the effect of adjustments of (i) and (ii) for amortization of intangibles, interest, income taxes and the weighted average shares outstanding.

                                                       UNAUDITED PRO FORMA RESULTS OF OPERATIONS
                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1995           1996           1997
                                                       ------------   ------------   ------------
Revenue..............................................  $162,027,916   $230,622,179   $242,713,286
Pro forma income (loss) before extraordinary item....     3,103,527     (1,968,597)    (5,441,486)
Pro forma net income (loss)..........................     6,439,378     (1,968,597)    (5,441,486)
Pro forma income (loss) before extraordinary item per
  share:
  Basic..............................................  $        .22   $       (.12)  $       (.32)
  Diluted............................................           .22           (.12)          (.32)
Pro forma net income (loss) per share
  Basic..............................................  $        .46   $       (.12)  $       (.32)
  Diluted............................................           .46           (.12)          (.32)

     The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

                         ALRENCO, INC. AND SUBSIDIARIES

3. ACQUISITIONS -- (CONTINUED)
     The Company entered into definitive agreements to merge with various entities, which were consummated during 1996, 1997 and 1998 (the "Pooling Acquisitions"). Under the terms of each merger agreement, shares of common stock of each entity were multiplied by an exchange ratio and exchanged for shares of the Company's common stock. A summary of each merger follows:

                                                                                   SHARES OF
                                                                                    COMPANY
POOLING ACQUISITIONS                                           DATE OF MERGER     STOCK ISSUED
--------------------                                          -----------------   ------------
Home Choice, Inc. ("Home Choice")...........................  October 31, 1996         23,885
Yam's, Inc. ("Yam's").......................................  November 1, 1996        342,837
ARTO, Inc. ("ARTO").........................................  February 28, 1997       186,774
National TV Rental, Inc. ("National").......................  February 28, 1997       188,659
Seajay Group ("Seajay").....................................  February 28, 1997       179,500
Showtyme Group ("Showtyme").................................  February 28, 1997       214,520
ABC Group ("ABC")...........................................   March 11, 1997         170,611
Discount Centers of America, Inc. ("Discount")..............    May 12, 1997           98,415
The Hut Co. ("Hut").........................................    May 13, 1997           37,714
RTO, Inc. ("RTO")...........................................  February 26, 1998    12,280,316

     The Pooling Acquisitions were accounted for as pooling of interests. Separate unaudited results of the pooled entities prior to each date of the merger for the years ended December 31, 1995, 1996 and 1997 are as follows (unaudited):

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1995           1996           1997
                                                -----------   ------------   ------------
Total revenue:
  Alrenco.....................................  $37,575,639   $ 63,855,808   $102,598,240
  RTO.........................................           --     25,157,509    123,250,308
  Home Choice.................................      319,772        834,748             --
  Yam's.......................................    4,844,923      4,535,581             --
  ARTO........................................    3,811,243      4,153,355        684,753
  National....................................    7,260,425      6,378,971        850,086
  Seajay......................................   11,661,143      7,406,567      1,218,752
  Showtyme....................................    4,627,591      4,346,450        632,548
  ABC.........................................    3,239,992      3,451,139        550,938
  Discount....................................    2,369,852      2,385,037        742,969
  Hut.........................................    1,818,144      1,656,195        440,005
                                                -----------   ------------   ------------
  Combined....................................  $77,528,724   $124,161,360   $230,968,599
                                                ===========   ============   ============

                         ALRENCO, INC. AND SUBSIDIARIES

3. ACQUISITIONS -- (CONTINUED)

                                                            YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------------
                                          1995                       1996                        1997
                                 -----------------------   -------------------------   -------------------------
                                   ACTUAL     PRO FORMA      ACTUAL       PRO FORMA      ACTUAL       PRO FORMA
                                 ----------   ----------   -----------   -----------   -----------   -----------
Net income (loss):
  Alrenco......................  $1,266,592   $1,266,592   $ 3,663,378   $ 3,663,378   $ 3,586,304   $ 3,586,304
  RTO..........................          --           --    (3,175,692)   (3,141,549)   (8,735,940)   (8,593,384)
  Home Choice..................    (221,073)    (135,695)     (129,993)      (79,790)           --            --
  Yam's........................      59,313       59,313       (17,711)      (17,711)           --            --
  ARTO.........................     316,396      194,204       367,532       225,591         9,636         9,636
  National.....................      (6,232)      (3,825)      204,135       125,298       (74,480)      (52,813)
  Seajay (including
    extraordinary item of
    $3,335,851 in 1995)........   3,385,544    3,385,544       220,813       220,813       (34,204)      (34,204)
  Showtyme.....................     579,037      355,413       211,647       129,909        (2,776)       (3,577)
  ABC..........................      82,779       50,810       (45,303)      (27,807)      (76,500)      (26,087)
  Discount.....................     (11,041)     (11,041)      (99,064)      (99,064)      (45,335)      (45,335)
  Hut..........................    (161,409)    (161,409)      (57,826)      (57,826)       (6,299)       (6,299)
  Conforming adjustments.......      (1,837)      (1,837)      (44,358)      (44,358)    1,262,000     1,262,000
                                 ----------   ----------   -----------   -----------   -----------   -----------
  Combined.....................  $5,288,069   $4,998,069   $ 1,097,558   $   896,884   $(4,117,594)  $(3,903,759)
                                 ==========   ==========   ===========   ===========   ===========   ===========

     Conforming adjustments relate to conforming amortization policies, net of the related tax benefit.

4. SALE OF STORES

     During 1997, the Company sold eight stores for $3,031,691. In connection with the transaction, the Company sold assets with a net book value of $2,081,325, received cash of $3,031,691 and recorded a gain of $950,366.

     During 1996, the Company sold four stores for $1,410,700. In connection with the transaction, the Company sold assets with a net book value of $659,900, received $1,043,058 in cash and $367,642 to repay a portion of its debt, and recorded a gain of $750,800.

     During 1995, the Company sold thirteen stores for $2,700,000. In connection with the transaction, the Company sold assets with a net book value of $1,651,077, received $2,700,000 in cash and recorded a gain of $1,048,923.

5. RENTAL MERCHANDISE

     Cost and accumulated depreciation of rental merchandise consist of the following:

                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1996           1997
                                                             -----------   ------------
Cost.......................................................  $85,888,698   $145,740,577
Less accumulated depreciation..............................   27,164,708     48,479,999
                                                             -----------   ------------
          Rental merchandise, net..........................  $58,723,990   $ 97,260,578
                                                             ===========   ============

                         ALRENCO, INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                      DECEMBER 31,
                                                  DEPRECIATION  -------------------------
                                                     PERIOD        1996          1997
                                                  ------------  -----------   -----------
Buildings.......................................    20 years    $   445,539   $   601,679
Furniture and equipment.........................   3-7 years     10,420,777    12,254,503
Leasehold improvements..........................   3-10 years     5,579,886     9,160,747
                                                                -----------   -----------
                                                                 16,446,202    22,016,929
Less: accumulated depreciation and
  amortization..................................                  7,080,548     7,093,378
                                                                -----------   -----------
                                                                  9,365,654    14,923,551
Land............................................                    115,427       115,427
                                                                -----------   -----------
          Property and equipment, net...........                $ 9,481,081   $15,038,978
                                                                ===========   ===========

7. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                    DECEMBER 31,
                                                AMORTIZATION  -------------------------
                                                   PERIOD        1996          1997
                                                ------------  -----------   -----------
Customer rental agreements....................  15-24 months  $ 3,071,317   $ 4,942,970
Noncompetition agreements.....................   2-10 years     4,566,300     7,783,006
Goodwill......................................  10-30 years    55,450,179    94,527,708
                                                              -----------   -----------
                                                               63,087,796   107,253,684
Less: accumulated amortization................                  5,032,965    14,712,435
                                                              -----------   -----------
          Intangible assets, net..............                $58,054,831   $92,541,249
                                                              ===========   ===========

     Customer rental agreements represent the fair value of active customer agreements of acquired stores at the acquisition date and are amortized in proportion to and over the period of related estimated rental income on an accelerated basis. The noncompetition agreements are amortized on the straight-line and accelerated methods. Goodwill is amortized on the straight-line method.

8. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996         1997
                                                              ----------   -----------
Salaries, wages, taxes and benefits.........................  $2,621,062   $ 4,596,457
Property taxes..............................................     220,124       454,779
Sales and use taxes payable.................................     773,264     1,810,134
Professional and advisory fees..............................     884,207     1,142,297
Bonuses.....................................................     468,842       974,421
Interest....................................................      94,668       254,803
Other.......................................................   2,113,764     3,160,149
                                                              ----------   -----------
          Accrued liabilities...............................  $7,175,931   $12,393,040
                                                              ==========   ===========

                         ALRENCO, INC. AND SUBSIDIARIES

9. NOTES PAYABLE

     Notes payable consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996         1997
                                                              ----------   -----------
Note payable to individuals with an interest rate of 9.25%
  payable in equal annual installments of $700,000 plus
  accrued interest through January 3, 1999..................  $       --   $ 1,400,000
Convertible note payable to individuals with an interest
  rate of 6% payable quarterly with the principal due in
  January 1999..............................................          --     3,000,000
Convertible note payable to individuals with an interest
  rate of 6% payable quarterly with the principal due May
  30, 1999..................................................          --     2,000,000
Revolving credit facilities with lenders with variable
  interest rates and fixed rates as discussed below.........   1,317,593    41,689,285
Notes payable to banks......................................   3,119,987            --
Notes payable to affiliates.................................   1,670,811            --
Notes payable to individuals with interest rates at 10% and
  20%; payments ranging from $1,822 to interest only; some
  maturing on May 2002 and others no stated maturity date...     105,156        72,587
Equipment notes payable.....................................     200,520            --
Vehicle notes payable.......................................      85,399            --
Capital lease obligations...................................     272,803            --
                                                              ----------   -----------
          Notes payable.....................................  $6,772,269   $48,161,872
                                                              ==========   ===========

     The Company had two revolving credit facilities at December 31, 1997. The first facility (the "First Facility") was a variable interest rate based on LIBOR (5.75% at December 31, 1997) plus 2.5% and matures on October 1, 1998. The First Facility provided for maximum borrowings of $21 million. Borrowings under the First Facility were also limited based on multiples of average monthly receipts and rental income, as defined by the First Facility. At December 31, 1997, the Company had no additional borrowings available under the First Facility. The weighted average interest rate was 8.05% and 8.23% at December 31, 1996 and 1997, respectively.

     The second facility (the "Second Facility") provided for maximum borrowings of $30,000,000 and carried a three-year term scheduled to expire in 2000 with an interest rate equal to prime (8.5% at December 31, 1997) minus 1/2% or LIBOR plus 2 1/4%, at the election of the Company. Under the terms of the Second Facility, the Company was required to pay a commitment fee of .125% per annum on the unused portion of the Second Facility. As of December 31, 1997, $20,689,285 was outstanding under the Second Facility. The weighted average interest rate was 10.1% and 8.7% at December 31, 1996 and 1997, respectively.

     The First and Second Facilities were collateralized by substantially all of the Company's assets. The First and Second Facilities restricted the Company's ability to pay dividends to a percentage of annual income, required the Company to maintain minimum levels of tangible net worth, as defined, subjected the Company to a maximum ratio of total liabilities to tangible net worth, limit liabilities and capital expenditures, and required certain interest coverage ratios. As of December 31, 1997, the Company was in violation of a financial covenant under the Second Facility, which has been subsequently waived by the bank. In February 1998, the Company entered into a new revolving credit facility which replaced the First and Second Facilities. See Note 15 -- "Subsequent Event."

     On January 6, 1997 and May 28, 1997, the Company issued two notes in the amounts of $3,000,000 and $2,000,000, respectively, in connection with the acquisitions of B&L and Instant Rent to Own, Inc. (see

                         ALRENCO, INC. AND SUBSIDIARIES

9. NOTES PAYABLE -- (CONTINUED)
Note 3). Upon certain events these notes are convertible into common stock of the Company at a conversion rate of $13.92 per share, which will be adjusted for stock splits, dividends, or recapitalizations of the Company.

     Aggregate maturities of notes payable at December 31, 1997 were as follows:

1998........................................................  $42,403,016
1999........................................................    5,715,001
2000........................................................       16,387
2001........................................................       17,902
2002........................................................        9,566
                                                              -----------
                                                              $48,161,872
                                                              ===========

10. STOCK OPTION PLAN

     On November 8, 1995, Alrenco approved a stock incentive plan ("Alrenco Plan") under which 450,000 common shares were reserved. Under the Alrenco Plan, the Company was entitled to grant its employees incentive stock options or nonqualified stock options to purchase a specified number of shares of common stock at a price not less than fair market value on the date of grant and for a term not to exceed 10 years. In addition to the stock options, the Company was entitled to grant stock appreciation rights ("SAR"), restricted stock awards and options to directors. SARs and options to directors were required to be granted at a minimum of fair market value at the date of grant and restricted stock awards at a price to be determined by the Board of Directors' compensation committee. Directors who are not involved in day-to-day management of the Company were initially entitled to a grant of 5,000 shares and on each of their next five anniversaries, an automatic 1,000 share grant. On January 23, 1996, the Company granted 105,000 shares of restricted stock to two key employees which vest at the earlier of a change in control or at the end of seven years. As a result of the merger with RTO, these shares automatically vested on February 26, 1998. At December 31, 1997, there were 179,205 shares reserved for issuance under the Alrenco Plan.

     RTO adopted the 1996 Employee Stock Option Plan (the "RTO Plan") to attract and retain employees. Under the RTO Plan, RTO was entitled to grant options to purchase a total of not more that 1,027,973 shares of common stock, subject to anti-dilution and other adjustment provisions provided, however, that the maximum number of shares subject to all options granted to an individual under the Plan would not exceed 50% of the shares of common stock authorized for issuance. No options could be granted under the RTO Plan after the tenth anniversary of the RTO Plan. The options vest over a four-year period and expire on the tenth anniversary following the date of grant.

     In August 1996, the compensation committee of RTO granted under the RTO Plan, ten-year options to purchase common stock at an exercise price of $11.14 per share to numerous employees of RTO. Additional options have been granted subsequent to this initial grant to employees joining RTO through acquisitions or recruitment at exercise prices per share ranging from $11.14 to $15.59. The option exercise price was equal to the fair market value of the stock on the date of grant, as determined by the Board of Directors.

     RTO also adopted the 1996 Stock Option Plan for Non-Employee Directors (the "Director's Plan") that provided for the granting to non-employee directors of stock options to purchase up to 448,975 shares of the Company's common stock. During 1997, the Company granted options to purchase 59,085 shares at exercise prices per share ranging from $15.59 to $16.37. These options vest six months after the date of grant. No options were issued under the Director's Plan in 1996 and no options were exercised during 1996 and 1997. At December 31, 1997, 50,644 options were exercisable under the Director's Plan at a weighted-average exercise price of $15.59 per share.

                         ALRENCO, INC. AND SUBSIDIARIES

10. STOCK OPTION PLAN -- (CONTINUED)
     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on fair value at the grant dates for awards under the Plans consistent with the method outlined in SFAS 123, the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been the amounts indicated below for the years ended December 31, 1996 and 1997. The Plans had not been adopted during the year ended December 31, 1995.

                                                    FOR THE YEAR ENDED       FOR THE YEAR ENDED
                                                    DECEMBER 31, 1996         DECEMBER 31, 1997
                                                   --------------------   -------------------------
                                                      AS      SFAS 123        AS         SFAS 123
                                                   REPORTED   PRO FORMA    REPORTED      PRO FORMA
                                                   --------   ---------   -----------   -----------
Pro forma net income (loss)......................  $896,884    $46,595    $(3,903,759)  $(6,288,774)
Pro forma basic net income (loss) per share......       .09        .00           (.23)         (.37)
Pro forma diluted net income (loss) per share....       .09        .00           (.23)         (.37)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in 1996 and 1997:

                                                      FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                                         DECEMBER 31,         DECEMBER 31,
                                                             1996                 1997
                                                      ------------------   ------------------
Expected dividend rate..............................                0%                   0%
Volatility rate.....................................         0% to 40%            0% to 40%
Risk-free interest rate.............................    5.75% to 6.30%       5.75% to 6.00%
Expected life.......................................    5.5 to 6 years       5.0 to 6 years

     A summary of the status of the Plan as of December 31, 1996 and 1997, and changes during the periods are presented below:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding as of January 1, 1996...........................         --    $   --
  Granted...................................................    730,052     11.64
  Exercised.................................................       (600)    14.00
  Forfeited.................................................    (27,159)    11.18
                                                              ---------    ------
Outstanding as of December 31, 1996.........................    702,293     11.66
  Granted...................................................    630,016     14.72
  Exercised.................................................    (21,416)    11.29
  Forfeited.................................................   (177,647)    12.70
                                                              ---------    ------
Outstanding as of December 31, 1997.........................  1,133,246    $13.19
                                                              =========    ======

                         ALRENCO, INC. AND SUBSIDIARIES

10. STOCK OPTION PLAN -- (CONTINUED)

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Options exercisable at December 31, 1996....................     66,645
                                                              =========
Options exercisable at December 31, 1997....................    210,909
                                                              =========
Weighted average fair value of options granted during the
  year ended December 31, 1996..............................  $    3.21
                                                              =========
Weighted average fair value of options granted during the
  year ended December 31, 1997..............................  $    5.32
                                                              =========

     The following table summarizes information about the Plan's stock options at December 31, 1996 and 1997:

                                                                   OPTIONS OUTSTANDING
                                                              ------------------------------
                                                                               WEIGHTED -
                                                                                AVERAGE
                                                                NUMBER         REMAINING
EXERCISE PRICE                                                OUTSTANDING   CONTRACTUAL LIFE
--------------                                                -----------   ----------------
December 31, 1996
  $11.14....................................................     573,072       9.64 years
   13.92....................................................      27,926       9.89 years
   14.00....................................................     101,295       9.00 years
                                                               ---------
                                                                 702,293
                                                               =========
December 31, 1997
  $10.38....................................................       4,500       9.80 years
   10.81....................................................       3,000       9.80 years
   11.14....................................................     522,607       8.64 years
   13.92....................................................     133,076       9.01 years
   14.00....................................................      86,729       8.00 years
   15.59....................................................     374,894       8.92 years
   16.37....................................................       8,440       9.94 years
                                                               ---------
                                                               1,133,246
                                                               =========

     Effective September 30, 1995, the Company rescinded existing deferred compensation plans. Despite the rescission, the Company agreed to compensate the executives for amounts accrued under the plans through September 30, 1995. Compensation recognized under the deferred compensation plans was $119,603 for the year ended December 31, 1995.

                         ALRENCO, INC. AND SUBSIDIARIES

11. INCOME TAXES

     The income tax expense (benefit) is comprised of the following components:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      1995        1996          1997
                                                    --------   -----------   -----------
Current:
  Federal.........................................  $622,758   $ 1,962,036   $ 1,985,961
  State...........................................   182,574       664,399       557,039
                                                    --------   -----------   -----------
          Total current...........................   805,332     2,626,435     2,543,000
Deferred..........................................    71,845    (1,437,643)   (2,306,428)
                                                    --------   -----------   -----------
          Total...................................  $877,177   $ 1,188,792   $   236,572
                                                    ========   ===========   ===========

     Significant components of the Company's deferred income taxes are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
Deferred tax assets:
  Net operating loss carry-forwards.........................  $1,272,439   $2,087,720
  Rental merchandise........................................     556,615      738,739
  Property and equipment....................................     282,000      405,891
  Intangibles...............................................     454,000    2,002,625
  Deferred compensation.....................................      34,644        5,072
  Tax credits...............................................     414,581      263,316
  Other.....................................................     121,151      435,846
  Accrued expenses..........................................          --      286,405
  Valuation allowance.......................................     (90,563)     (90,563)
                                                              ----------   ----------
          Net deferred tax assets...........................   3,044,867    6,135,051
                                                              ----------   ----------
Deferred tax liabilities:
  Intangible assets.........................................     518,580           --
  Rental merchandise........................................          --      955,511
  Fixed assets..............................................          --      194,605
  Other.....................................................      14,000      143,803
                                                              ----------   ----------
     Deferred tax liabilities...............................     532,580    1,293,919
                                                              ----------   ----------
                                                              $2,512,287   $4,841,132
                                                              ==========   ==========

     In 1996, a net deferred tax asset of approximately $400,000 was established upon the acquisition of Action for the difference in the tax and book basis of the net assets acquired. In 1997, a net deferred tax asset of $22,417 was established for one of the Purchase Acquisition for the difference in the tax and book basis of the net assets acquired as of the date of acquisition.

     As of December 31, 1997, the Company has a total of $6,900,000 of net operating loss carry-forwards for federal tax purposes, expiring 2007 and 2010. The utilization may be subject to limitations under IRC Section 382. Additionally, as of December 31, 1997, the Company had approximately $119,000 in general business credit carry-forwards which expire, if unused, beginning in the year 2000 and alternative minimum tax credits of approximately $145,000 which are not subject to expiration. These credit carry-forwards relate to one of the Purchase Acquisitions and utilization of these credits is limited to approximately $118,000 per year.

     Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the carry-forwards. Although realization is not assured, management believes it is more likely

                         ALRENCO, INC. AND SUBSIDIARIES

11. INCOME TAXES -- (CONTINUED)
than not that all of the net deferred tax asset will be realized. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The income tax expense (benefit) reconciled to the tax computed at the statutory Federal rate (34%) is as follows:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      1995         1996         1997
                                                    ---------   ----------   -----------
Federal income tax at the statutory rate..........  $ 961,994   $  777,359   $(1,319,547)
State income tax..................................    193,651      267,932        (6,122)
Nondeductible goodwill amortization and
  acquisitions cost...............................        283      272,177     1,057,802
Income from Subchapter S corporations, net........   (290,000)    (200,674)      213,835
Other.............................................     11,249       71,998       290,604
                                                    ---------   ----------   -----------
                                                    $ 877,177   $1,188,792   $   236,572
                                                    =========   ==========   ===========

12. BENEFIT PLANS

     The Company has a defined contribution profit sharing plan covering substantially all employees. The plan provides for Company contributions to be determined annually by the Board of Directors. The Company contributed $50,000 and $120,000 to the plan during 1996 and 1997, respectively.

     The Company also has two qualified tax deferred retirement savings plans under the provisions of Section 401(k) of the Internal Revenue Code. The plans cover all full-time employees who have completed six months of service with the Company. Under the first plan, the Company matches the first 4% of an eligible employee's elective contributions. Additional contributions are made at the discretion of the Board of Directors. The second plan calls for the Company to match 25% of the first 6% of eligible employees' elective contributions. The Company contributed approximately $135,000 and $338,000 to the Plans for 1996 and 1997, respectively.

13. COMMITMENTS AND CONTINGENCIES

     The Company leases its office and store facilities and transportation equipment under operating leases expiring in various years through 2010. Rental expense was $4,241,000, $8,846,200 and $15,907,118 for the years ended December 31, 1995, 1996 and 1997, respectively. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year at December 31, 1997 are as follows:

1998........................................................  $17,390,088
1999........................................................   13,822,487
2000........................................................    9,046,179
2001........................................................    5,370,666
2002........................................................    2,374,380
Thereafter..................................................    1,809,171
                                                              -----------
                                                              $49,812,971
                                                              ===========

     The Company leases its corporate office space from the Company's chief executive officer, president, director and shareholder of the Company. Rental expense pursuant to the lease was $86,250 and $207,000, for

                         ALRENCO, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES -- (CONTINUED) the years ended December 31, 1996 and 1997, respectively. The Company also leases office space from a corporation owned by a shareholder and director of the Company. Rental expense pursuant to the lease was $94,800, $126,010 and $122,040, respectively, for each of the three years in the period ended December 31, 1997.

     The Company from time to time on an as needed basis charters an airplane from a company owned by one of its stockholders. Fees charged during the year ended December 31, 1996 and 1997 under this arrangement were $106,650 and $120,870, respectively.

     The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

     The Internal Revenue Service has completed an examination of Alrenco's Federal income tax returns for the years 1992 through 1995. The Company was assessed additional taxes of approximately $680,000, related principally to the Company's method of depreciation on rental merchandise and excess compensation paid for those years. The Company has paid approximately $167,000 of this assessment in January 1998 related to the excess compensation portion of the assessment, and is contesting the remaining amounts related to depreciation on rental merchandise. Management has analyzed the outstanding matter with tax advisors and believes it has meritorious defenses to the remaining assessments. The Company believes that any additional amounts assessed will not have a material effect on the Company's financial position or results of operations.

14. UNAUDITED QUARTERLY DATA

     Summarized quarterly proforma financial data for 1996 and 1997 (in thousands, except for per share amounts) is as follows:

                                             1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                             -----------   -----------   -----------   -----------
Year ended December 31, 1996:
  Revenue..................................    $21,843       $23,721       $35,857       $42,740
                                               =======       =======       =======       =======
  Operating income (loss)..................    $ 2,162       $ 2,034       $   288       $(2,425)
                                               =======       =======       =======       =======
  Pro forma net income (loss)..............    $ 1,107       $ 1,105       $   239       $(1,554)
                                               =======       =======       =======       =======
  Pro forma net income (loss) per share
     Basic.................................    $   .20       $   .19       $   .02       $  (.09)
                                               =======       =======       =======       =======
     Diluted...............................    $   .20       $   .19       $   .02       $  (.09)
                                               =======       =======       =======       =======
Year ended December 31, 1997:
  Revenue..................................    $53,345       $56,807       $59,274       $61,542
                                               =======       =======       =======       =======
  Operating income (loss)..................    $ 1,864       $ 2,365       $   (51)      $(6,551)
                                               =======       =======       =======       =======
  Pro forma net income (loss)..............    $   753       $   666       $  (181)      $(5,142)
                                               =======       =======       =======       =======
  Pro forma net income (loss) per share
     Basic.................................    $   .04       $   .04       $  (.01)      $  (.30)
                                               =======       =======       =======       =======
     Diluted...............................    $   .04       $   .04       $  (.01)      $  (.30)
                                               =======       =======       =======       =======

                         ALRENCO, INC. AND SUBSIDIARIES

15. SUBSEQUENT EVENT

     On February 26, 1998, immediately following the RTO Merger, the Company entered into a new revolving credit facility (the "Comerica Credit Agreement") with Comerica Bank, as lender and as agent for certain other lenders, which provides for a $50,000,000 secured three-year credit facility. The Comerica Credit Agreement replaces the existing credit agreements described in Note 9. The Comerica Credit Agreement provides for interest rates based on a base rate (as defined), the agent's prime rate, or the federal funds rate plus 100 basic points, or a "Eurodollar Rate", plus an applicable margin. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are met, to obtain an increase in the amount available under the Comerica Credit Agreement up to an aggregate amount of $100 million. The Comerica Credit Agreement is collateralized by substantially all assets of the Company and by a pledge of the stock of the Company's subsidiaries.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
  Alrenco, Inc.

     We have audited the accompanying balance sheets of Alrenco, Inc. (an Indiana corporation) as of December 31, 1997 and 1996, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alrenco, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP
Dallas, Texas
January 30, 1998 (except for Note P as to which
               the date is February 26, 1998)

                                 ALRENCO, INC.

                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
                                        ASSETS
Cash and cash equivalents...................................  $ 2,259,430   $ 7,468,539
Rental merchandise, net
  On rent...................................................   29,462,577    21,060,946
  Held for rent.............................................   12,814,777     6,871,795
                                                              -----------   -----------
                                                               42,277,354    27,932,741
Prepaid expenses and other assets...........................    2,473,732     1,436,556
Income tax receivable.......................................    1,307,497       323,327
Deferred income taxes.......................................           --       377,839
Property assets, net........................................    5,921,502     4,261,951
Loan to stockholder.........................................       78,654        71,636
Intangible assets, net......................................   34,554,732    20,323,147
                                                              -----------   -----------
                                                              $88,872,901   $62,195,736
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable -- trade...................................  $ 3,085,055   $ 2,567,140
Accrued liabilities.........................................    2,451,005     1,542,056
Deferred income taxes.......................................      211,937            --
Taxes other than income.....................................      749,897       423,274
Debt........................................................   20,689,285            --
                                                              -----------   -----------
                                                               27,187,179     4,532,470
Stockholders' equity
  Preferred stock, no par; 1,000,000 shares authorized; none
     issued or outstanding..................................           --            --
  Common stock, no par; 20,000,000 shares authorized;
     6,095,516 and 6,074,100 shares issued and outstanding
     in 1997 and 1996, respectively.........................   50,949,762    50,707,938
  Unamortized value of stock awards.........................     (987,810)   (1,182,138)
  Retained earnings.........................................   11,723,770     8,137,466
                                                              -----------   -----------
                                                               61,685,722    57,663,266
                                                              -----------   -----------
                                                              $88,872,901   $62,195,736
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                                 ALRENCO, INC.

                             STATEMENTS OF EARNINGS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                             1997          1996          1995
                                                         ------------   -----------   -----------
Revenue
  Rentals and fees.....................................  $102,598,240   $63,855,808   $37,575,639
Operating expenses
  Direct store expenses
     Depreciation of rental merchandise................    24,464,675    13,964,028     9,099,579
     Other.............................................    57,296,439    36,475,761    20,923,600
                                                         ------------   -----------   -----------
                                                           81,761,114    50,439,789    30,023,179
  General and administrative expenses..................    10,469,013     5,588,925     4,338,583
  Amortization of intangibles..........................     3,355,492     1,140,675       284,901
                                                         ------------   -----------   -----------
          Total operating expenses.....................    95,585,619    57,169,389    34,646,663
                                                         ------------   -----------   -----------
          Operating profit.............................     7,012,621     6,686,419     2,928,976
Other expense (income)
  Interest expense.....................................     1,245,464       652,255       894,003
  Interest income......................................        (1,555)     (133,688)           --
  Gain on sale of stores...............................      (950,366)           --            --
  Gain on sale of investments..........................            --            --       (99,930)
                                                         ------------   -----------   -----------
                                                              293,543       518,567       794,073
                                                         ------------   -----------   -----------
          Earnings before income taxes.................     6,719,078     6,167,852     2,134,903
Income tax expense.....................................     3,132,774     2,504,474       868,311
                                                         ------------   -----------   -----------
          NET EARNINGS.................................  $  3,586,304   $ 3,663,378   $ 1,266,592
                                                         ============   ===========   ===========
Earnings per common share
  Basic................................................          $.59          $.77          $.41
                                                                  ---           ---
                                                                                              ---
                                                                  ---           ---
  Diluted..............................................          $.59          $.76          $.41
                                                                  ===           ===           ===

        The accompanying notes are an integral part of these statements.

                                 ALRENCO, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                    UNAMORTIZED
                               COMMON STOCK            VALUE          NET
                          -----------------------    OF STOCK      RETAINED     UNREALIZED
                           SHARES       AMOUNT        AWARDS       EARNINGS        GAIN         TOTAL
                          ---------   -----------   -----------   -----------   ----------   -----------
Balance at January 1,
  1995..................  3,000,000   $     1,500   $        --   $ 3,207,496    $ 30,097    $ 3,239,093
Net change in unrealized
  gains, net of tax
  effects of $21,283....         --            --            --            --     (30,097)       (30,097)
Net earnings............         --            --            --     1,266,592          --      1,266,592
                          ---------   -----------   -----------   -----------    --------    -----------
Balance at December 31,
  1995..................  3,000,000         1,500            --     4,474,088          --      4,475,588
Initial public offering
  of common stock.......  1,319,200    16,285,414            --            --          --     16,285,414
Restricted stock
  awards................    105,000     1,470,000    (1,470,000)           --          --             --
Public offering of
  common stock..........  1,649,300    32,942,624            --            --          --     32,942,624
Exercise of stock
  options...............        600         8,400            --            --          --          8,400
Amortization of stock
  awards................         --            --       287,862            --          --        287,862
Net earnings............         --            --            --     3,663,378          --      3,663,378
                          ---------   -----------   -----------   -----------    --------    -----------
Balance at December 31,
  1996..................  6,074,100    50,707,938    (1,182,138)    8,137,466          --     57,663,266
Exercise of stock
  options...............     21,416       241,824            --            --          --        241,824
Amortization of stock
  awards................         --            --       194,328            --          --        194,328
Net earnings............         --            --            --     3,586,304          --      3,586,304
                          ---------   -----------   -----------   -----------    --------    -----------
Balance at December 31,
  1997..................  6,095,516   $50,949,762   $  (987,810)  $11,723,770    $     --    $61,685,722
                          =========   ===========   ===========   ===========    ========    ===========

         The accompanying notes are an integral part of this statement.

                                 ALRENCO, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1997           1996           1995
                                                       ------------   ------------   ------------
Cash flows from operating activities
  Net earnings.......................................  $  3,586,304   $  3,663,378   $  1,266,592
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
     Depreciation of rental merchandise..............    24,464,675     13,964,028      9,099,579
     Depreciation of property assets.................       893,051        556,098        373,502
     Amortization of intangibles.....................     3,355,492      1,140,675        284,901
     Loss on sale of property assets.................            --             --         13,353
     Gain on sale of stores..........................      (950,366)            --             --
     Deferred income taxes...........................       589,776        177,135        202,672
     Amortization of stock awards....................       194,328        287,862             --
     Gain on sale of investments.....................            --             --        (99,930)
  Changes in operating assets and liabilities, net of
     effects of acquisitions
     Rental merchandise..............................   (33,344,755)   (22,431,672)    10,888,866)
     Prepaid expenses and other......................    (1,037,176)       (55,104)      (676,064)
     Income taxes....................................      (984,170)      (194,764)            --
     Accounts payable -- trade.......................       517,915        803,868        755,788
     Accrued liabilities.............................       908,949        (29,821)       480,269
     Taxes other than income.........................       326,623         92,744        160,078
                                                       ------------   ------------   ------------
          Net cash provided by (used in) operating
            activities...............................    (1,479,354)    (2,025,573)       971,874
Cash flows from investing activities
  Purchase of property assets........................    (2,469,469)    (1,707,314)      (434,846)
  Proceeds from sale of property assets..............       236,934             --        160,661
  Purchases of investments...........................            --             --        (58,581)
  Proceeds from sale of investments..................            --             --        542,501
  Proceeds from sale of stores.......................     3,031,691             --             --
  Acquisition of businesses..........................   (25,453,002)   (25,189,562)    (6,835,060)
  Increase in loan to stockholder....................        (7,018)        (7,252)        (7,466)
                                                       ------------   ------------   ------------
          Net cash used in investing activities......   (24,660,864)   (26,904,128)    (6,632,791)
Cash flows from financing activities
  Increase (decrease) in line of credit..............    20,689,285    (12,865,239)     5,664,031
  Net proceeds from public offerings.................            --     49,228,038             --
  Exercise of stock options..........................       241,824          8,400             --
                                                       ------------   ------------   ------------
          Net cash provided by financing
            activities...............................    20,931,109     36,371,199      5,664,031
                                                       ------------   ------------   ------------
     NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS...................................    (5,209,109)     7,441,498          3,114
Cash and cash equivalents at beginning of year.......     7,468,539         27,041         23,927
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of year.............  $  2,259,430   $  7,468,539   $     27,041
                                                       ============   ============   ============
Supplemental cash flow information
  Cash paid for:
     Interest........................................  $  1,196,441   $    758,623   $    818,330
     Income taxes....................................  $  3,514,836   $  2,456,812   $    623,903

        The accompanying notes are an integral part of these statements.

                                 ALRENCO, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

NATURE OF OPERATIONS

     The Company leases household durable goods to customers under rental-purchase agreements. At December 31, 1997, the Company operated 165 stores in 18 states in the United States.

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

                                 ALRENCO, INC.

NOTE A -- SUMMARY OF ACCOUNTING POLICIES -- (CONTINUED)
CASH EQUIVALENTS

     For purposes of reporting cash flows, cash equivalents include all highly liquid investments with an original maturity of three months or less.

EARNINGS PER SHARE

     In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (SFAS
128). In accordance with SFAS 128, the Company computes basic earnings per share based on the weighted-average number of common shares outstanding during each period presented. Diluted earnings per share is computed based on the weighted average number of common shares plus the dilutive effect of all potential dilutive securities, principally stock options, outstanding during each period presented. All prior year earnings per share amounts have been restated to comply with the provisions of SFAS 128.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and debt whose carrying value approximates fair value at December 31, 1997 and 1996.

POOLING COSTS

     The Company defers pooling costs until consummation of the merger.

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

RECLASSIFICATIONS

     Certain reclassifications were made to prior year balances to conform to 1997 presentation.

                                 ALRENCO, INC.

NOTE B -- ACQUISITIONS

     The Company purchased 28 rental-purchase stores from a company doing business as Fastway Rentals (Fastway) on January 2, 1997 for cash of approximately $11.9 million. On February 28, 1997, the Company acquired 9 stores from a company doing business as Powerhouse Rentals for cash of approximately $6.5 million. During the year ended December 31, 1997, the Company also acquired rental-purchase and rental portfolios in thirteen unrelated transactions for an aggregate purchase price of approximately $7.0 million.

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

     The following summary, prepared on a pro forma basis, combines the results of operations as if the acquisitions had been consummated at the beginning of the Company's 1997 and 1996 fiscal periods, after including the effect of adjustments for amortization of intangibles and interest expense on acquisition debt.

                                                                  1997          1996
                                                              ------------   -----------
Revenue.....................................................  $106,121,987   $96,768,680
Net earnings................................................     3,177,682     1,756,812
Earnings per share Basic and diluted........................           .52           .29

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of the above dates, nor are they necessarily indicative of future operating results.

NOTE C -- RENTAL MERCHANDISE

     Cost and accumulated depreciation of rental merchandise are as follows:

                                                                 1997          1996
                                                              -----------   -----------
ON RENT
Cost........................................................  $46,601,724   $31,938,928
Less accumulated depreciation...............................   17,139,147    10,877,982
                                                              -----------   -----------
                                                              $29,462,577   $21,060,946
                                                              ===========   ===========
HELD FOR RENT
Cost........................................................  $15,137,168   $ 8,307,646
Less accumulated depreciation...............................    2,322,391     1,435,851
                                                              -----------   -----------
                                                              $12,814,777   $ 6,871,795
                                                              ===========   ===========

                                 ALRENCO, INC.

NOTE D -- PROPERTY ASSETS

     Property assets consist of the following:

                                                   DEPRECIATION
                                                      PERIOD        1997          1996
                                                   ------------  -----------   -----------
Furniture and equipment..........................     5-7 years  $ 2,805,030   $ 2,010,218
Delivery vehicles................................     3-5 years    1,235,534     1,227,789
Computer software................................     3-5 years      158,279       132,526
Leasehold improvements...........................    3-10 years    4,489,461     2,911,910
                                                                 -----------   -----------
                                                                   8,688,304     6,282,443
Less accumulated depreciation....................                  2,766,802     2,020,492
                                                                 -----------   -----------
                                                                 $ 5,921,502   $ 4,261,951
                                                                 ===========   ===========

NOTE E -- INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                   AMORTIZATION
                                                      PERIOD        1997          1996
                                                   ------------  -----------   -----------
Customer rental agreements.......................     15 months  $ 2,404,919   $ 1,573,317
Noncompete agreements............................    2-10 years    1,835,300     1,566,300
Goodwill.........................................      20 years   34,978,858    18,715,176
                                                                 -----------   -----------
                                                                  39,219,077    21,854,793
Less accumulated amortization....................                  4,664,345     1,531,646
                                                                 -----------   -----------
                                                                 $34,554,732   $20,323,147
                                                                 ===========   ===========

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

NOTE F -- DEBT

     The Company has a $30,000,000 line of credit facility with a bank. The agreement carries a three-year term which expires in 2000 with an interest rate equal to prime (8.5% at December 31, 1997) minus 1/2% or LIBOR (5.75% at December 31, 1997) plus 2 1/4%, at the election of the Company. Under the terms of the agreement, the Company is required to pay a commitment fee of .125% per annum on the unused portion of the facility.

     The borrowings are collateralized by all of the Company's assets and the weighted average interest rate was 8.7%, and 10.1% at December 31, 1997 and 1996, respectively. As of December 31, 1997, the Company had outstanding borrowings of $20,689,285.

     The loan agreement contains restrictive covenants which include, among others, earnings and tangible net worth requirements; limitations on liabilities and capital expenditures; and ratios concerning interest expense coverage and rental merchandise, and restrictions on the payment of dividends. As of December 31, 1997, the Company was in violation of a financial covenant which has been subsequently waived by the bank.

                                 ALRENCO, INC.

NOTE G -- RELATED PARTY TRANSACTIONS

     The Company leases office space and a store location from a corporation owned by its majority stockholder. Rental expense was $122,040, $126,010 and $94,800, respectively, for each of the three years in the period ended December 31, 1997.

NOTE H -- INCOME TAXES

     The income tax provision was comprised of the following components:

                                                         1997         1996        1995
                                                      ----------   ----------   --------
Current
  Federal...........................................  $1,985,959   $1,879,026   $514,672
  State.............................................     557,039      448,313    150,967
                                                      ----------   ----------   --------
                                                       2,542,998    2,327,339    665,639
Deferred
  Federal...........................................     514,164      150,795    171,809
  State.............................................      75,612       26,340     30,863
                                                      ----------   ----------   --------
                                                         589,776      177,135    202,672
                                                      ----------   ----------   --------
          Total.....................................  $3,132,774   $2,504,474   $868,311
                                                      ==========   ==========   ========

     The income tax provision reconciled to the tax computed at the statutory Federal rate is as follows:

                                                              1997    1996    1995
                                                              ----    ----    ----
Tax at statutory rate.......................................  34.0%   34.0%   34.0%
State income taxes, net of Federal benefit..................   5.4     5.4     5.6
Goodwill amortization.......................................   2.9      .8      --
Adjustments to prior tax returns............................   2.5      --      --
Other.......................................................   1.8      .4     1.1
                                                              ----    ----    ----
          Total.............................................  46.6%   40.6%   40.7%
                                                              ====    ====    ====

     Deferred tax assets and liabilities consist of the following at December
31:

                                                                 1997        1996
                                                              ----------   --------
Deferred tax assets
  Deferred compensation.....................................  $    5,072   $ 34,644
  Intangible assets.........................................     527,840         --
  Rental merchandise........................................          --     62,482
  Other.....................................................     141,951     76,712
  Tax credits...............................................     263,316    414,581
                                                              ----------   --------
                                                                 938,179    588,419
Deferred tax liabilities
  Intangible assets.........................................          --    210,580
  Rental merchandise........................................     955,511         --
  Fixed assets..............................................     194,605         --
                                                              ----------   --------
                                                               1,150,116    210,580
                                                              ----------   --------
Net deferred tax asset (liability)..........................  $ (211,937)  $377,839
                                                              ==========   ========

                                 ALRENCO, INC.

NOTE H -- INCOME TAXES -- (CONTINUED)
     At December 31, 1997, the Company had approximately $119,000 in general business credit carryforwards which expire, if unused, beginning in the year 2000 and alternative minimum tax credits of approximately $145,000 which are not subject to expiration. These credit carryforwards relate to the acquisition of Network and utilization of these credits is limited to approximately $118,000 per year.

     Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     The Internal Revenue Service has completed an examination of the Company's Federal income tax returns for the years 1992 through 1995. The Company was assessed additional taxes of approximately $680,000, related principally to the Company's method of depreciation on rental merchandise and excess compensation paid in those years. The Company had paid approximately $167,000 of this assessment in January 1998 relating to the excess compensation portion of the assessment, and is contesting the remaining amounts related to depreciation on rental merchandise. Management had analyzed the outstanding matter with tax advisors and believes it has meritorious defenses to the remaining assessment. The Company believes that any additional amounts assessed will not have a material effect on the financial statements of the Company.

NOTE I -- ADVERTISING EXPENSES

     Advertising expense was $4,135,734, $3,755,401 and $2,900,755, respectively, for each of the three years in the period ended December 31, 1997.

NOTE J -- COMMITMENTS AND CONTINGENCIES

     The Company leases its office and store facilities under operating leases expiring in various years through 2003. Rental expense was $6,205,177, $3,496,435 and $1,905,909, respectively, for each of the three years in the period ended December 31, 1997. Future minimum rental payments under operating leases with remaining noncancelable lease terms in excess of one year at December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
     1998...................................................  $ 6,916,715
     1999...................................................    5,631,549
     2000...................................................    3,302,048
     2001...................................................    1,699,785
     2002...................................................      667,219
     Thereafter.............................................      675,757
                                                              -----------
                                                              $18,893,073
                                                              ===========

     The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a material adverse effect on the Company's financial position or results of operations.

                                 ALRENCO, INC.

NOTE K -- EMPLOYEE BENEFIT PLANS AND STOCK BASED COMPENSATION

     Effective January 1, 1996, the Company adopted an employee savings plan which permits eligible employees to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Plan provides for uniform employer contributions to eligible employees of $.25 for each $1.00 contributed by participants up to 6% of the participant's compensation. Company contributions to the Plan in 1997 and 1996 were $74,018 and $56,169, respectively.

     On November 8, 1995, the Company approved a stock incentive plan (the Plan) under which 450,000 common shares were reserved. Under the Plan, the Company may grant its employees incentive stock options or nonqualified stock options to purchase a specified number of shares of common stock at a price not less than fair market value on the date of grant and for a term not to exceed 10 years. In addition to the stock options, the Company may grant stock appreciation rights
(SAR), restricted stock awards and options to directors. SARs and options to directors must be granted at a minimum of fair market value at the date of grant and restricted stock awards at a price to be determined by the Board of Directors' compensation committee. Directors who are not involved in day-to-day management of the Company are initially entitled to a grant of 5,000 shares and on each of their next five anniversaries, an automatic 1,000 share grant. On January 23, 1996, the Company granted 105,000 shares of restricted stock to two key employees which vest the end of seven years. At December 31, 1997, there were 179,205 shares reserved for issuance under the Plan.

     The Company has adopted only the disclosure provisions of SFAS 123 for employee stock options and continues to apply APB 25 for stock options granted under the Plan. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation costs for all other stock-based compensation are accounted for under SFAS 123. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for options under the Plan consistent with the methodology prescribed by SFAS 123, the Company's net earnings and earnings per share for the years ended December 31, 1997 and 1996 would be reduced to the pro forma amounts indicated as follows:

                                                                 1997         1996
                                                              ----------   ----------
Net earnings
  As reported...............................................  $3,586,304   $3,663,378
  Pro forma.................................................   3,082,182    3,085,362
Basic earnings per common share
  As reported...............................................        $.59         $.77
  Pro forma.................................................         .51          .65
Diluted earnings per common share
  As reported...............................................        $.59         $.76
  Pro forma.................................................         .51          .64

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 40 percent; risk-free interest rates of 5.75 percent; no dividend yield; and expected life of six years.

                                 ALRENCO, INC.

NOTE K -- EMPLOYEE BENEFIT PLANS AND
          STOCK BASED COMPENSATION -- (CONTINUED)
     Additional information with respect to options outstanding under the Plan at December 31, 1997 and the changes for the two years then ended are as follows:

                                                                        WEIGHTED AVERAGE
                                                              SHARES     EXERCISE PRICE
                                                              -------   ----------------
Outstanding at January 1, 1996..............................       --        $   --
  Granted...................................................  102,295         14.00
  Exercised.................................................     (600)        14.00
  Forfeited.................................................     (400)        14.00
                                                              -------
Outstanding at December 31, 1996............................  101,295         14.00
  Granted...................................................   63,500         10.40
  Exercised.................................................  (21,416)        11.29
  Forfeited.................................................  (49,150)        11.05
                                                              -------        ------
Outstanding at December 31, 1997............................   94,229         13.73
                                                              =======
Options exercisable at December 31, 1997....................   75,229         13.80
Options exercisable at December 31, 1996....................   66,545         14.00
Weighted average fair value per share of options granted
  during 1997...............................................                   7.12
Weighted average fair value per share of options granted
  during 1996...............................................                   6.70

     Options outstanding at December 31, 1997:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                              NUMBER OF     REMAINING
EXERCISE PRICES                                                SHARES     LIFE IN YEARS
---------------                                               ---------   -------------
10.38.......................................................    4,500          9.8
10.81.......................................................    3,000          9.8
14.00.......................................................   86,729            8

     Effective September 30, 1995, the Company rescinded existing deferred compensation plans. Despite the rescission, the Company agreed to compensate the executives for amounts accrued under the plans through September 30, 1995. Compensation recognized under the deferred compensation plans was $119,603 for the year ended December 31, 1995.

NOTE L -- EARNINGS PER SHARE

     Summarized basic and diluted earnings per common share for each of the three years ended December 31, 1997 is as follows:

                                           1997                              1996                              1995
                              -------------------------------   -------------------------------   -------------------------------
                                                        PER                               PER                               PER
                                 NET                   SHARE       NET                   SHARE       NET                   SHARE
                               EARNINGS     SHARES     AMOUNT    EARNINGS     SHARES     AMOUNT    EARNINGS     SHARES     AMOUNT
                              ----------   ---------   ------   ----------   ---------   ------   ----------   ---------   ------
Basic earnings per common
  share.....................  $3,586,304   6,082,844    $.59    $3,663,378   4,766,506    $.77    $1,266,592   3,105,000    $.41
                                                        ====                              ====                              ====
Effect of dilutive
  options...................          --       8,011                    --      23,227                    --          --
                              ----------   ---------            ----------   ---------            ----------   ---------
Diluted earnings per common
  share.....................  $3,586,304   6,090,855    $.59    $3,663,378   4,789,733    $.76    $1,266,592   3,105,000    $.41
                              ==========   =========    ====    ==========   =========    ====    ==========   =========    ====

                                 ALRENCO, INC.

NOTE M -- PUBLIC STOCK OFFERINGS

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

NOTE N -- UNAUDITED QUARTERLY DATA

     Summarized quarterly financial data for 1997 and 1996 (in thousands) is as follows:

                                             1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                             -----------   -----------   -----------   -----------
Year ended December 31, 1997
  Revenue..................................    $23,908       $26,407       $25,856       $26,427
  Operating profit.........................      2,316         2,766         1,713           218
  Net earnings (loss)......................      1,281         1,446         1,400          (540)
  Earnings (loss) per common share
     Basic.................................    $   .21       $   .24       $   .23       $  (.09)
     Diluted...............................        .21           .24           .23          (.09)
Year ended December 31, 1996
  Revenue..................................    $12,398       $14,606       $17,162       $19,690
  Operating profit.........................      1,327         1,746         2,200         1,414
  Net earnings.............................        701           942         1,107           914
  Earnings per common share
     Basic.................................    $   .18       $   .21       $   .24       $   .15
     Diluted...............................        .18           .21           .24           .15

NOTE O -- FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1997, the Company charged to expense $200,000 related to sales tax liabilities from previous quarters and $100,000 related to insurance expense which related to previous quarters.

                                 ALRENCO, INC.

NOTE P -- SUBSEQUENT EVENT AND MERGER

     On February 26, 1998, the Company's stockholders approved the merger with RTO, Inc. (RTO), a company in the rental-purchase industry with 267 stores in 16 states. Each outstanding share of common stock of RTO was converted to 89.795 shares of the Company's common stock. Subsequent to the merger, holders of the Company's and RTO's common stock hold approximately 33.5% and 66.5% of the combined company.

     The merger will be accounted for as a pooling of interests. The following unaudited pro forma data summarizes the combined operating results of the Company and RTO as if the merger had occurred at the beginning of the periods presented.

                        UNAUDITED PRO FORMA INFORMATION

                                                                1997       1996       1995
                                                              --------   --------   --------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Revenue.....................................................  $230,969   $124,161   $ 77,529
Net earnings (loss).........................................    (3,904)       897      4,998
Earnings per share(1)
  Basic.....................................................      (.23)       .09       1.11
  Diluted...................................................      (.23)       .09       1.11

     Pro forma financial information is not necessarily indicative of results of operations that would have occurred if the acquisition had occurred on January 1, 1995, or of future results of operations of the combined companies.
---------------

(1) Pro forma earnings per share are based on the sum of the historical shares outstanding for basic and diluted earnings per share, as reported by the Company, and the historical shares outstanding for RTO converted to Company shares at the exchange ratio of 89.795 to one.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no disagreements with accountants on accounting and financial disclosure required to be reported in this annual report pursuant to Item 304 of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

---------------

* The information required by Items 10, 11, 12 and 13 will be set forth in the definitive proxy statement relating to the 1998 Annual Meeting of Shareholders of Alrenco, Inc. which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements of Alrenco, Inc. are filed as a part of this report:

                                                              PAGE
                                                              ----
Supplemental Consolidated Financial Statements of Alrenco,
  Inc.......................................................   25
  Report of Independent Accountants.........................   25
  Report of Independent Certified Public Accountants........   26
  Supplemental Consolidated Balance Sheets as of December
     31, 1996 and 1997......................................   27
  Supplemental Consolidated Statements of Operations for the
     years ended December 31, 1995, 1996, and 1997..........   28
  Supplemental Consolidated Statements of Stockholders'
     Equity (Deficit) for the years ended December 31, 1995,
     1996 and 1997..........................................   29
  Supplemental Consolidated Statements of Cash Flows for the
     years ended December 31, 1995, 1996 and 1997...........   30
  Notes to Supplemental Consolidated Financial Statements...   31
Alrenco, Inc. Historical Financial Statements...............   47
  Report of Independent Certified Public Accountants........   47
  Balance Sheets as of December 31, 1997 and 1996...........   48
  Statements of Earnings for the years ended December 31,
     1997, 1996 and 1995....................................   49
  Statement of Stockholders' Equity for the years ended
     December 31, 1997, 1996 and 1995.......................   50
  Statements of Cash Flows for the years ended December 31,
     1997, 1996 and 1995....................................   51
  Notes to Financial Statements.............................   52

     (a)(2) All financial statement schedules are omitted, as the required information is inapplicable or the information is present in the financial statements and related notes included in this report.

     (a)(3) Exhibits filed with, or incorporated by reference in, this report are identified in the Index to Exhibits beginning on page 65 of this report. The following management contracts or compensatory plans and arrangements are filed or incorporated by reference as exhibits and included in the Index to Exhibits beginning on page 65.

          (i) Life Insurance Policy for Michael D. Walts.

          (ii) Alrenco, Inc. 1995 Stock Incentive Plan.

          (iii) Restricted Stock Agreement between the Company and Raymond C. Holladay.

          (iv) Restricted Stock Agreement between the Company and Theodore H. Wilson.

          (v) Alrenco, Inc. 401(k) Salary Reduction Plan.

          (vi) Form of director indemnification agreement.

          (vii) Noncompetition and Consulting Agreement between the Company and Michael D. Walts.

          (viii) RTO, Inc. 1996 Employee Stock Option Plan.

          (ix) RTO, Inc. 1996 Stock Option Plan for Non-Employee Directors.

     (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the fourth quarter of 1997:

          (i) Current Report on Form 8-K filed on October 9, 1997 reporting execution of the Merger Agreement between the Company and RTO, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALRENCO, INC.

                                          By:    /s/ BILLY W. WHITE, SR.
                                            ------------------------------------
                                                    Billy W. White, Sr.
                                               President and Chief Executive
                                                           Officer

Dated: March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
               /s/ BILLY W. WHITE, SR.                 President, Chief Executive       March 31, 1998
-----------------------------------------------------    Officer and Director
                 Billy W. White, Sr.                     (principal executive
                                                         officer)

                  /s/ K. DAVID BELT                    Chief Financial Officer          March 31, 1998
-----------------------------------------------------    (principal financial and
                    K. David Belt                        accounting officer)

             /s/ GEORGE D. JOHNSON, JR.                Chairman of the Board            March 31, 1998
-----------------------------------------------------
               George D. Johnson, Jr.

                 /s/ JOHN S. RAINEY                    Director                         March 31, 1998
-----------------------------------------------------
                   John S. Rainey

              /s/ EDWARD W. PHIFER, III                Director                         March 31, 1998
-----------------------------------------------------
                Edward W. Phifer, III

                /s/ MICHAEL D. WALTS                   Director                         March 31, 1998
-----------------------------------------------------
                  Michael D. Walts

                /s/ THOMAS E. HANNAH                   Director                         March 31, 1998
-----------------------------------------------------
                  Thomas E. Hannah

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.1      --   Agreement and Plan of Merger, dated as of September 28,
               1997, by and between Alrenco, Inc. and RTO, Inc., as amended
               (incorporated herein by reference to Exhibit 2 to Alrenco,
               Inc.'s Current Report on Form 8-K filed on October 9, 1997
               (File No. 0-27490) and to Exhibit 2.1 to Alrenco, Inc.'s
               Current Report on Form 8-K filed on March 5, 1998 (File No.
               0-27490))
 2.2      --   Stock Purchase Agreement dated July 31, 1996 by and between
               RTO, Inc. and Action TV & Appliance Rental, Inc.
               (incorporated herein by reference to Exhibit 2.2 to Alrenco,
               Inc.'s Registration Statement on Form S-4 filed on March 9,
               1998 (File No. 333-47521))
 2.3      --   Asset Purchase Agreement dated January 7, 1997 among Action
               Rent-to-Own of Florida, Inc., B&L Concepts, Inc., Bill Ogle
               and Larry Sutton (incorporated herein by reference to
               Exhibit 2.3 to Alrenco, Inc.'s Registration Statement on
               Form S-4 filed on March 9, 1998 (File No. 333- 47521))
 3.1      --   Amended and Restated Articles of Incorporation of the
               Alrenco, Inc. (incorporated herein by reference to Exhibit
               3.1 to the Alrenco, Inc.'s Current Report on Form 8-K filed on March 5, 1998)
 3.2      --   Amended and Restated Code of Bylaws of the Alrenco, Inc.
               (incorporated herein by reference to Exhibit 3.2 to the
               Alrenco, Inc.'s Current Report on Form 8-K filed on March 5,
               1998)
 4.1      --   Specimen Stock Certificate (incorporated herein by reference to exhibits filed with the Alrenco, Inc.'s Registration
               Statement on Form S-1 (File No. 33-99438) filed under the
               Securities Act of 1933)
10.1      --   Noncompetition and Consulting Agreement between the Alrenco,
               Inc. and Michael D. Walts dated February 26, 1998
               (incorporated herein by reference to Exhibit 10.1 to
               Alrenco, Inc.'s Current Report on Form 8-K filed on March 5,
               1998)
10.2      --   Revolving Credit Agreement dated February 26, 1998, between the Alrenco, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.2 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 5, 1998)
10.3      --   Guaranty Agreement dated as of February 26, 1998
               (incorporated herein by reference to Exhibit 10.3 to
               Alrenco, Inc.'s Current Report on Form 8-K filed on March 5,
               1998)
10.4      --   Security Agreement dated as of February 26, 1998
               (incorporated herein by reference to Exhibit 10.4 to
               Alrenco, Inc.'s Current Report on Form 8-K filed on March 5,
               1998)
10.5      --   Pledge Agreement of Alrenco, Inc. dated as of February 26,
               1998 (incorporated herein by reference to Exhibit 10.5 to
               Alrenco, Inc.'s Current Report on Form 8-K filed on March 5,
               1998)
10.6      --   Pledge Agreement of RTO Holding Co., Inc. dated February 26,
               1998 (incorporated herein by reference to Exhibit 10.6 to
               Alrenco, Inc.'s Current Report on Form 8-K filed on March 5,
               1998)
10.7      --   Lease Agreement dated as of January 1, 1995 between the
               Alrenco, Inc. and Kentuckiana Outfitting Company as amended
               (incorporated herein by reference to exhibits filed with the
               Alrenco, Inc.'s registration statement on Form S-1 (File No.
               33-99438) filed under the Securities Act of 1933)
10.8      --   Lease Agreement dated as of January 1, 1995 between the
               Alrenco, Inc. and Kentuckiana Outfitting Company as amended
               (incorporated herein by reference to exhibits filed with the
               Alrenco, Inc.'s registration statement on Form S-1 (File No.
               33-99438) filed under the Securities Act of 1933)
10.9      --   Life Insurance Policy for Michael D. Walts (incorporated
               herein by reference to exhibits filed with the Alrenco,
               Inc.'s registration statement on Form S-1 (File No.
               33-99438) filed under the Securities Act of 1933)
10.10     --   Alrenco 1995 Stock Incentive Plan (incorporated herein by
               reference to exhibits filed with the Alrenco, Inc.'s
               registration statement on Form S-1 (File No. 33-99438) filed under the Securities Act of 1933)

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.11     --   RTO, Inc. 1996 Employee Stock Option Plan (incorporated
               herein by reference to Exhibit 10.12 to Alrenco, Inc.'s
               Registration Statement on Form S-4 filed on March 9, 1998
               (File No. 333-47521))
10.12     --   RTO, Inc. 1996 Stock Option Plan for Non-Employee Directors
               (incorporated herein by reference to Exhibit 10.13 to
               Alrenco, Inc.'s Registration Statement on Form S-4 filed on
               March 9, 1998 (File No. 333-47521))
10.13     --   Alrenco, Inc. 401(k) Salary Reduction Plan (incorporated
               herein by reference to exhibits filed with the Alrenco,
               Inc.'s registration statement on Form S-1 (File No.
               33-99438) filed under the Securities Act of 1933)
10.14     --   Form of Director Indemnification Agreement (incorporated
               herein by reference to exhibits filed with the Alrenco,
               Inc.'s registration statement on Form S-1 (File No.
               33-99438) filed under the Securities Act of 1933)
10.15     --   Lease Agreement dated January 1, 1993 by and between Billy
               W. White d/b/a White Property Co. #2 and Action TV &
               Appliance Rental, Inc., as amended (incorporated herein by reference to Exhibit 10.16 to Alrenco, Inc.'s Registration
               Statement on Form S-4 filed on March 9, 1998 (File No.
               333-47521))
10.16     --   Lease Agreement dated June 1, 1992 by and between Bill White and Action TV & Appliance Rental, Inc. (incorporated herein by reference to Exhibit 10.17 to Alrenco, Inc.'s
               Registration Statement on Form S-4 filed on March 9, 1998
               (File No. 333-47521))
10.17     --   Shopping Center Lease dated May 1, 1996 by and between White
               Property Co. No. 2, Ltd. and Action TV & Appliance Rental,
               Inc. (incorporated herein by reference to Exhibit 10.18 to
               Alrenco, Inc.'s Registration Statement on Form S-4 filed on
               March 9, 1998 (File No. 333-47521))
10.18     --   Aircraft Dry Lease dated April 8, 1997 by and between
               Wyoming Associates, Inc. and RTO, Inc. (incorporated herein by reference to Exhibit 10.19 to Alrenco, Inc.'s
               Registration Statement on Form S-4 filed on March 9, 1998
               (File No. 333-47521))
10.19     --   Aircraft Dry Lease dated April 8, 1997 by and between
               Wyoming Associates, Inc. and RTO, Inc. (incorporated herein by reference to Exhibit 10.20 to Alrenco, Inc.'s
               Registration Statement on Form S-4 filed on March 9, 1998
               (File No. 333-47521))
23.1      --   Consent of Coopers & Lybrand L.L.P.
23.2      --   Consent of Grant Thornton LLP
27.1      --   Financial Data Schedules (for SEC use only)
27.2      --   Financial Data Schedules (for SEC use only)