Form 10-Q
period 1998-03-31
ALRENCO INC
filed 1998-05-13
CIK 1003521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     ---------------------------------------------------------------------

                 For the quarterly period ended March 31, 1998

                         Commission File Number 0-27490

                                 ALRENCO, INC.

             (Exact name of registrant as specified in its charter)

            Indiana                                   35-1480655
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                                714 E. Kimbrough
                               Mesquite, TX 75149
                                 (972) 288-9327

                   (Address, including zip code and telephone number, including area code of registrant's principal executive offices)

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

The number of shares outstanding of the issuer's common stock, as of the close of business May 11, 1998: 16,975,271

                                 ALRENCO, INC.

                                     INDEX



PART I. Financial Information                                                           Page No.
     Item 1. Financial Statements

           Consolidated Balance Sheets as
                   of December 31, 1997 and March 31, 1998                                  3

           Consolidated Statements of Operations for
                   the three months ended March 31, 1997 and 1998                           4

           Consolidated Statements of Cash Flows for the
                   three months ended March 31, 1997 and 1998                               5

           Notes to Condensed Financial Statements                                          6

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                            7

Part II. Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ALRENCO, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                               December 31,        March 31,
                                                                   1997              1998
                                                                                 (Unaudited)
                                   ASSETS                      -------------    -------------

Cash and cash equivalents                                       $  3,569,132     $  6,627,968
Rental merchandise, net                                           97,260,578       97,733,238
Prepaid expenses and other assets                                  6,342,919        6,831,905
Deferred income taxes                                              6,135,051        6,135,051
Property and equipment, net                                       15,038,978       15,936,327
Notes receivable                                                     243,535          191,891
Income tax receivable                                              2,429,249        2,417,669
Intangible assets, net                                            92,541,249       90,628,694
                                                               -------------    -------------
              Total assets                                      $223,560,691    $ 226,502,743
                                                               =============    =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable, trade                                        $  18,701,265    $  20,035,323
Accrued liabilities                                               12,393,040       13,260,513
Deferred income taxes                                              1,293,919        1,293,919
Notes payable                                                     48,161,872       55,768,192
                                                               -------------    -------------
              Total liabilities                                   80,550,096       90,357,947
                                                               -------------    -------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par; 10,000,000 shares
       authorized; none issued or outstanding                           --                --
    Common stock, no par; 75,000,000 shares
        authorized; 16,957,119 and 16,973,448 shares
        issued and outstanding in 1997 and 1998,
        respectively                                             149,385,777      149,599,883
    Unamortized stock awards                                        (987,810)              --
    Accumulated deficit                                           (5,387,372)     (13,455,087)
                                                               -------------    -------------
              Total stockholders' equity                         143,010,595      136,144,796
                                                               -------------    -------------
              Total liabilities and stockholders' equity       $ 223,560,691    $ 226,502,743
                                                               =============    =============


The accompanying notes are an integral part of these statements.

                        ALRENCO, INC. AND SUBSIDIARIES
               Consolidated Statements of Earnings (Unaudited)


                                                     For the Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                         1997           1998
                                                    ----------------------------
Revenue:
    Rental and fee revenue                          $ 50,971,556    $ 61,861,953
    Cash sales and other revenue                       2,373,929       3,680,907
                                                    ------------    ------------
             Total revenue                            53,345,485      65,542,860
                                                    ------------    ------------
Operating expenses:
    Direct store expenses:
        Depreciation and disposition of rental
             merchandise                              15,188,513      19,134,206
        Other                                         27,755,884      35,811,566
                                                    ------------    ------------
                                                      42,944,397      54,945,772
    Corporate expenses                                 5,340,527       5,671,274
    Cost of business combinations                        402,731      11,044,613
    Name change expense                                       --         407,575
    Amortization of intangibles                        2,793,436       1,939,355
                                                    ------------    ------------
             Total operating expenses                 51,481,091      74,008,589
                                                    ------------    ------------
             Operating income (loss)                   1,864,394      (8,465,729)
    Other income (expense):
        Interest expense                                (422,895)     (1,096,842)
        Interest income                                  120,223          73,981
        Other non-operating income (expense), net        (59,321)          5,605
                                                    ------------    ------------
             Income (loss) before income taxes         1,502,401      (9,482,985)
Income tax expense (benefit)                           1,183,353      (1,415,270)
                                                    ------------    ------------
             Net income (loss)                      $    319,048    $ (8,067,715)
                                                    ============    ============
Pro forma information:
    Pro forma income                                $    319,048
    Pro forma income tax benefit                        (213,835)
                                                    ------------
    Pro forma net income                            $    532,883
                                                    ============
Pro forma net income and net loss per share
    Basic                                           $        .03    $       (.48)
                                                    ============    ============
    Diluted                                         $        .03    $       (.48)
                                                    ============    ============
Weighted average shares outstanding
    Basic                                             16,919,357      16,961,462
                                                    ============    ============
    Diluted                                           17,056,564      16,961,462
                                                    ============    ============


        The accompanying notes are an integral part of these statements.

                        ALRENCO, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)



                                                               For the Three Months Ended
                                                                        March 31,
                                                            ----------------------------------
                                                                1997                  1998
                                                            -----------          -------------
Cash flows from operating activities:
   Net income (loss)                                        $   319,048          $ (8,067,715)
   Adjustments to reconcile net income (loss) to net
             cash provided by (used in) operating
             activities:
             Loss on sale of property and equipment              59,321               169,612
             Depreciation and disposition of rental
                 merchandise                                 15,188,513            19,134,206
             Amortization of intangibles and stock
                 awards                                       2,793,436             2,927,165
             Depreciation of property and equipment             713,597               893,625
             Deferred income taxes                             (184,582)                   --
   Changes in operating assets and liabilities,
             net of effects of acquisitions of
             businesses:
             Purchase of rental merchandise                 (16,484,308)          (19,232,179)
             Accounts payable and accrued expenses              963,897             2,201,531
             Prepaid expenses and other assets               (1,433,808)             (488,986)
             Income taxes receivable                            665,385                11,580
                                                           ------------          ------------
                    Net cash provided by (used in)
                        operating activities                  2,600,499            (2,451,161)
                                                           ------------          ------------
Cash flows from investing activities:
   Purchase of property and equipment                        (1,182,970)           (1,943,533)
   Proceeds from sale of property and equipment                  52,536                67,834
   Acquisitions of businesses, net of cash acquired         (33,606,004)             (486,374)
   Payments received on notes receivable                      1,058,689                51,644
                                                           ------------          ------------
               Net cash used in investing activities        (33,677,749)           (2,310,429)
                                                           ------------          ------------
Cash flows from financing activities:
   Purchase of common stock from dissenters                    (265,679)                   --
   Proceeds from stock options                                   39,088               214,106
   Net repayment of old revolving credit facilities                  --           (45,725,592)
   Net borrowings under old revolving credit
       facilities                                            10,116,807             4,036,307
   Net borrowings under new revolving credit
       facilities                                                    --            50,000,000
   Payments on notes payable and capital leases                      --              (704,395)


    Distributions to S corporation shareholders                                 (76,616)                 --
                                                                            -----------          ----------
                  Net cash provided by financing
                        activities                                            9,813,600           7,820,426
                                                                            -----------          ----------
Net increase (decrease) in cash                                             (21,263,650)          3,058,836
Cash at beginning of period                                                  35,745,989           3,569,132
                                                                            -----------          ----------
Cash at end of period                                                       $14,482,339          $6,627,968
                                                                            ===========          ==========

        The accompanying notes are an integral part of these statements.

                         ALRENCO, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements of Alrenco, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998, the results of operations for the three month periods ended March 31, 1997 and 1998, and the statements of cash flows for the three month periods ended March 31, 1997 and 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1997, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission and the financial statements included in Part II, Item 5 of this quarterly report on Form 10-Q.

2. ACQUISITIONS

      During the quarter ended March 31, 1997, the Company purchased 72 rental-purchase stores and 7 rental-purchase portfolios for $33.6 million which were accounted for as purchases. During the quarter ended March 31, 1998, the Company purchased 1 store which had not been opened, 1 store which was an operating location and 1 store portfolio for approximately $0.5 million.

      The above acquisitions have been accounted for as purchases, as defined by APB 16 and, accordingly, the operating results of the acquired businesses have been included in the results of operations since their respective acquisition dates. The purchase prices have been allocated as follows:



                                                March 31, 1997     March 31, 1998
                                                --------------     --------------
   Rental merchandise                            $ 9,966,564        $   374,687
   Property and equipment                          1,671,705             84,920
   Intangible assets                              28,968,152             26,767
   Other assets                                      207,175                 --
   Accounts payable and accrued expenses            (937,620)                --
   Notes payable assumed                          (1,169,972)                --
   Notes payable issued                           (5,100,000)                --
                                                 -----------       ------------
            Cash paid, net of cash acquired      $33,606,004        $   486,374
                                                 ===========       ============


      The following summary, prepared on an unaudited pro forma basis, presents the results of operations (i) as if the above transactions had been purchased as of the beginning of the year of acquisition and (ii) to include the effect of adjustments for amortization of intangibles, interest, income taxes and weighted average shares outstanding:




                                               Unaudited Pro Forma
                                              Results of Operations
                                               Three Months Ended
                                                 March 31, 1997
                                              ---------------------
   Revenue                                           $54,445,485
   Pro forma net income                              $   540,883
   Pro forma net income per share:
        Basic                                        $       .03
        Diluted                                      $       .03


      The results of operations for the stores acquired in 1998 have been excluded since the amounts are immaterial.

      The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

   3. EARNINGS PER SHARE

      On December 31, 1997, the Company adopted provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." In accordance with SFAS 128, the Company computes basic pro forma net income and net loss based on the weighted-average number of common shares outstanding during each period presented. Diluted pro forma net income and net loss per share is computed based on the weighted-average number of common shares plus the dilutive effect of all potential dilutive securities, principally stock options and convertible notes, outstanding during each period presented. All prior period year pro forma net income and net income per share amounts have been restated to comply with the provisions of SFAS No. 128.

      Diluted pro forma net income for the three months ended March 31, 1997 includes 137,207 weighted-average number of shares issuable upon exercise of stock option but excludes the effect of certain convertible notes, if converted, given these securities increase net income and would be antidilutive. Diluted net loss for the quarter ended March 31, 1998 excludes the effect of the weighted-average number of shares issuable upon exercise of stock options and the effect of convertible notes, if converted, given these securities decrease net loss and would be antidilutive.

   4. NOTES PAYABLE

      On February 26, 1998, immediately following the merger of RTO, Inc. with and into the Company (the "RTO Merger") the Company entered into a new revolving credit facility (the "Comerica Credit Agreement") with Comerica Bank, as lender and agent for certain other lenders, which provides for a $50,000,000 secured three-year credit facility. The Comerica Credit Agreement replaced the existing credit agreements of Alrenco, Inc. and RTO, Inc. The Comerica Credit Agreement provides for interest rates based on a base rate (as defined), the agent's prime rate or the federal funds rate plus 100 basic points, or a "Eurodollar Rate", plus an applicable margin. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are met, to obtain an increase in the amount available under the Comerica Credit Agreement up to an aggregate amount of $100 million. The Comerica Credit Agreement is collateralized by substantially all assets of the Company and by a pledge of the stock of the Company's subsidiaries.

      On April 1, 1998, borrowings available under the Comerica Credit Agreement were increased to $60,000,000.

   5. RECLASSIFICATIONS

      Certain reclassifications were made to the prior period financial statements to conform with the current period presentation.

   6. STATEMENT OF CASH FLOWS

      Excluded from the Consolidated Statement of Cash Flows for the three months ended March 31, 1997 is the issuance of common stock to settle notes payable totalling $587,500 to certain shareholders. There were no noncash activities for the three months ended March 31, 1998.

   7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for its fiscal year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in the financial statements which is displayed with the same prominence as other financial statements. The Company has no items of other comprehensive income in any period presented and therefore is not required to report comprehensive income.

                                 ALRENCO, INC.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL

On February 26, 1998, Alrenco, Inc. (the "Company") completed its merger (the "RTO Merger") with RTO, Inc. ("RTO"), pursuant to which RTO merged with and into the Company. In connection with the RTO Merger, the corporate offices of the Company were closed and relocated from Indiana to Texas by mid-March 1998. Costs related to the RTO Merger and the relocation of the Alrenco office are included in Costs of Business Combinations.

At March 31, 1998 the Company operated 440 stores. During the quarter ended March 31, 1998 the Company acquired 1 store location, purchased 1 rental portfolio and opened 14 new store locations. The Company also sold 1 store and merged 6 stores into existing locations. During the quarter ended
March 31, 1997, the Company opened 5 new stores, purchased 7 rental portfolios and purchased 80 stores. At March 31, 1997, the Company operated 383 stores.

RESULTS OF OPERATIONS

         Revenue. Revenue for the quarter ended March 31, 1998 increased
$12.2 million or 23% to $65.5 million from $53.3 million for the comparable quarter in 1997. Same store revenue during the first quarter of 1998 increased $3.6 million or 7.1% to $53.9 million from $50.3 million for the same quarter last year. New stores opened in 1997 contributed $2.7 million to the increase from the quarter ended March 31, 1997. Revenues from 1997 purchase acquisitions increased $5.9 million from $2.9 million for the quarter ended March 31, 1997 to $8.8 million for the quarter ended March 31, 1998. Revenues for the first quarter 1998 increased $4.0 million or 6.5% from $61.5 million for the quarter ended December 31, 1997.

         Depreciation and Disposition of Rental Merchandise. Depreciation and disposition of rental merchandise increased $3.9 million or 26.0% to $19.1 million for the quarter ended March 31, 1998 from $15.2 million for the comparable period in 1997. The increase in depreciation and disposition of rental merchandise is primarily derived from (i) $2.0 million from existing stores, (ii) $1.0 million from 1997 purchase acquisitions and (iii) $822,000 from new stores opened in 1997. As a percentage of revenues, depreciation and disposition of rental merchandise for the first quarter of 1998 increased slightly to 29.2% from 28.5% for the comparable quarter in 1997. As a percentage of revenues, depreciation and disposition of rental merchandise for the quarter ended March 31, 1998 decreased 2.0% from 31.2% for the quarter ended December 31, 1997 primarily due to the 6.5% increase in revenues in 1998 from the fourth quarter in 1997.

         Other Direct Store Expenses. Other direct store expenses increased $8.1 million or 29.0% to $35.8 million for the quarter ended March 31, 1998 from $27.8 million for the comparable period in 1997. The increase in other direct store expenses is primarily attributable to (i) $2.3 million increased cost from the 1997 new store openings, (ii) $1.4 million increase in costs from the 1997 purchase acquisitions, (iii) $500,000 from the 1998 new store openings and $3.9 million from the Company's existing stores. As a percentage of revenues, other direct store expenses increased 2.6% from 52.0% in 1997 to 54.6% in 1998.

         Corporate Expenses. Corporate expenses increased $331,000 or 6.2% to $5.7 million for the first quarter in 1998 from $5.3 million for the comparable period in 1997. The increase is a result of the increase in staff and facilities necessary to administer the 1997 purchase and pooling acquisitions and the RTO Merger offset by cost savings realized from closing and merging the redundant corporate offices of the 1997 pooling acquisitions. As a percentage of revenues, corporate expenses decreased to 8.7% in 1998 from 10.0% in 1997.

         Cost of Business Combinations. Cost of business combinations for the quarter ended March 31, 1998 increased $10.6 million to $11.0 million from $403,000 for the comparable period in 1997. In 1998, cost of business combinations are attributable to costs associated with the RTO Merger. The RTO Merger costs included (i) investment banker fees, proxy preparation, printing and other professional fees; (ii) employee severance and other costs associated with relocating the corporate headquarters from Indiana to Texas; (iii) costs related to closing and merging stores in same markets following the RTO Merger; (iv) amortization expense of stock awards which vested fully upon the RTO Merger and (v) costs associated with terminating certain leases. Cost of business combinations in 1997 were incurred in connection with 7 pooling combinations acquired by RTO during the first quarter of 1997.

         Name Change Expenses. During the quarter ended December 31, 1997, prior to its merger with the Company, RTO initiated a program to change the name of its stores to "HomeChoice Lease or Own" from the various trade names it acquired in its 1996 and 1997 purchase and pooling acquisitions. The Company incurred $408,000 during the quarter ended March 31, 1998 in connection with the program. The Company expects these expenses to continue through the remainder of 1998.

         Amortization of Intangibles. Amortization of intangibles decreased $854,000 to $1.9 million in 1998 from $2.8 million in 1997. As a percentage of revenues, amortization of intangibles decreased from 5.2% in 1997 to 3.0% in 1998. This decrease is attributable to the reduced amortization expense of the 1996 and 1997 purchase acquisitions primarily for customer rental agreements which are amortized on an accelerated method over a life of 18 months.

         Net Income (Loss). Net income (loss) for the quarter ended March 31, 1998 decreased $8.4 million from net income of $300,000 for the quarter ended March 31, 1997 to a net loss of $8.1 million for the quarter ended March 31, 1998 principally due to increased cost of business combinations and name change expenses. Net loss attributable to new store openings increased $450,000 to $550,000 for the quarter ended March 31, 1998 from net losses of $100,000 during the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital consist of the acquisition of existing stores (including the retirement of any assumed indebtedness), the opening of the new stores, the purchase of additional rental merchandise for new store openings and replacement of rental merchandise which has been sold, charged-off, rented to term or is no longer suitable for rent.

         Historically, the Company's growth has been financed through internally generated working capital, borrowings under loan agreements and issuances of common stock. During the three months ended March 31, 1997 and 1998, the Company did not issue any common stock for purposes of capital.

         The Company expects to open 50 new stores during 1998, including fourteen stores opened during the three months ended March 31, 1998. New stores opened in 1998 are expected to operate at a loss for a period of six to nine months from their respective openings. Acquired stores may also be unprofitable when acquired or may become unprofitable during the period of acquisition due to disruptions in their business operations caused by the acquisition. Some stores acquired as part of an acquisition of a larger group of stores may be closed because they are unprofitable. The operating results of the new and acquired stores may also suffer because of disruptions associated with integrating their operations into the existing operations of the Company. Because of these factors,the growth of the Company's business through new store openings and acquisitions of existing stores is likely to affect the Company's results of operations and financial condition. Such factors may also cause results to vary from quarter to quarter and may cause the market price of Common Stock to fluctuate substantially.

         On February 26, 1998, immediately following the RTO Merger, the Company entered into a revolving credit facility with Comerica Bank as lender and agent for certain other lenders (the "Comerica Credit Agreement") which provides for a $50,000,000 secured three-year credit facility. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are met, to increase the amount available under the Comerica Credit Agreement to $100 million. On April 1, 1998, the Company entered into an agreement to increase the amount of the revolving line of credit under the Comerica Credit Agreement to $60 million. While management of the Company does not believe that the $60 million currently available under the Comerica Credit Agreement along with the Company's current internal working capital will be sufficient to fully meet all of the Company's capital requirements, management believes that the Company will be able to meet the conditions required to increase the amount available under the Comerica Credit Agreement to $100 million. In the opinion of management, this additional available credit will allow the Company to fully meet all of its capital requirements. If, for some reason, the Company does not meet the conditions required to increase the amount of credit available under the Comerica Credit Agreement and is unable to generate additional capital through borrowing or other means, the Company may not be able to fully pursue its strategic plan.

                                 ALRENCO, INC.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         On February 26, 1998, a special meeting of the Company's shareholders was convened for the purpose of considering the Agreement and Plan of Merger (the "Merger Agreement"), dated September 28, 1997, as amended, between the Company and RTO. In addition to providing for the merger of RTO with and into the Company, the Merger Agreement also provided that George D. Johnson, Jr., Michael D. Walts, Billy W. White, Sr., Edward W. Phifer, III, and John S. Rainey would serve as the directors of the combined company. The Merger Agreement also provided for the amendment and restatement of the Company's articles of incorporation and bylaws. The Merger Agreement was approved by the Company's shareholders by a vote of 4,802,474 votes in favor, 6,690 votes opposed and 5,029 votes abstaining.

Item 5. Other Information.

      Item 5 information included in this Quarterly Report on Form 10-Q of Alrenco, Inc. (the "Company") includes the following information not previously disclosed on Form 8-K which is not otherwise required by this Form:

     (a)     Resignation of Billy W. White as President of the Company

      On May 1, 1998, Billy W. White, Sr. resigned from his position as President of the Company. On the same date James G. Steckart, Chief Operating Officer of the Company, was elected to succeed Mr. White as President of the Company. Mr. White will continue as Chief Executive Officer and a director of the Company.

     (b)     Comerica Bank Credit Agreement

      On April 1, 1998, the Company signed the Amended and Restated Revolving Credit Agreement with Comerica Bank, as agent, and Bank One, Texas, N.A., as co-agent ("the Credit Agreement"). The Credit Agreement increased the Company's revolving line of credit, to $60 million from $50 million.

     (c) Restated Consolidated Financial Statements of the Company which account for the RTO Merger, and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1995, 1996 and 1997. The RTO Merger was accounted for as a pooling of interests under Accounting Principals Board Opinion No. 16 ("APB 16"), and the consolidated financial statements of the Company have been prepared to give retroactive effect to the RTO Merger.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company, and the accompanying notes thereto included elsewhere in this report.

GENERAL

     On February 26, 1998, the Company merged (the "RTO Merger") with RTO, Inc. ("RTO") in the RTO Merger. Alrenco began operations in 1980 and RTO began operations in 1996. Prior to the RTO Merger, the management of both the Company and RTO grew their operations through diverse strategies which are described below.

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

     In 1994, the Company acquired 18 rental-purchase stores (the "1994 Alrenco Acquisition"). The purchase price for the stores was $3.5 million, all of which was borrowed under the Company's then existing bank loan agreement (the "Loan Agreement").

     In September 1995, the Company acquired 15 stores (the "1995 Alrenco Acquisition"). The purchase price for the stores was $5.9 million, all of which was borrowed under the Loan Agreement.

     In 1996, the Company acquired 75 stores (the "1996 Alrenco Acquisitions") in 23 separate transactions, for an aggregate purchase price of $25 million. The Company utilized borrowings under the Loan Agreement and the Company's cash reserves to fund these acquisitions.

     In 1997, the Company acquired 54 stores and 13 rental-purchase portfolios in 19 separate transactions for an aggregate purchase price of $25.5 million (the "1997 Alrenco Acquisitions"). The Company purchased the stores through borrowings under the Loan Agreement and use of cash reserves.

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

     Depreciation and Disposition of Rental Merchandise. Rental merchandise is carried at the lower of cost or net realizable value. Depreciation is provided using the income forecasting method or straight-line method over a period designed to approximate the income forecasting method. The income forecasting method is designed to match as closely as practicable the recognition of depreciation expense with the consumption of the rental merchandise. The consumption of rental merchandise occurs during periods of rental and directly coincides with the receipt of rental revenue over the rental-purchase agreement period, generally 18 to 24 months. Under the income forecasting method, merchandise held for rent is not depreciated, and merchandise on rent is depreciated in the proportion of rents received to total rents required to obtain ownership as provided in the rental agreement. The income forecasting method is an activity-based method similar to the units of production method. Disposition of rental merchandise represents the expensing of the remaining carrying value of rental merchandise sold, charged off or rented until owned by the customer. Rental merchandise acquired by the Company prior to January 1, 1995 was being depreciated by the straight-line method over various estimated useful lives, primarily 21 months. For rental merchandise acquired after January 1, 1995, the Company adopted the income forecasting method of depreciation. The effect of the change in accounting method was to increase Alrenco's net earnings by approximately $470,000 for the year ended December 31, 1995. Effective January 1, 1997, RTO and its new subsidiaries elected to depreciate all additions to rental merchandise acquired subsequent to December 31, 1996 using the income forecasting method and make other conforming changes to the estimate of depreciation expense. These changes were made to more accurately match revenues and expenses. The impact of these changes on the results of operations for the year ended December 31, 1997 decreased net loss by approximately $400,000.

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

RESULTS OF OPERATIONS -- CONSOLIDATED RESULTS OF OPERATIONS OF THE COMPANY

     The consolidated financial statements reflect the financial position and results of operations of the 1996 Alrenco Acquisitions, the 1996 RTO Purchase Acquisitions and the 1997 RTO Purchase Acquisitions from their respective dates of acquisition through 1997, consistent with the requirements of APB 16 for purchase acquisitions. In addition, the consolidated financial statements reflect the financial position and results of operations of the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions as though the Company and the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions had operated as a single business for all periods required to be presented consistent with the requirements of APB 16 for pooling-of-interests acquisitions.

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

     The following table sets forth, for the periods indicated, certain consolidated Statement of Operations data as a percentage of revenue.

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

     ALRENCO, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

                      REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Alrenco, Inc.

We have audited the accompanying consolidated balance sheets of Alrenco, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997, after restatement for the 1998 pooling of interests with RTO, Inc.
("RTO") described in Note 1. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Alrenco, Inc. ("Alrenco") prior to the combination with RTO, which statements reflect total assets constituting 37% and 40% of the restated total assets as of December 31, 1996 and 1997, respectively, and total revenues constituting 48%, 51%, and 44% of the restated totals for the years ended December 31, 1995, 1996, and 1997, respectively. The contribution of Alrenco represented net income of $3,663,378 and $3,586,304 for the years ended December 31, 1996 and 1997, respectively, compared to a restated consolidated net income of $1,097,558 for the year ended December 31, 1996 and a restated consolidated net loss of $4,117,594 for the year ended December 31, 1997. The contribution of Alrenco to consolidated net income represented 24% of the restated totals for the year ended December 31, 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Alrenco, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  COOPERS & LYBRAND L.L.P.

Spartanburg, South Carolina
March 3, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Alrenco, Inc.

     We have audited, prior to the restatement for the 1998 pooling of interests with RTO, Inc., the balance sheets of Alrenco, Inc. as of December 31, 1997 and 1996, and the related statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, which are not presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
                                                              ============   ============

       The accompanying notes are an integral part of the consolidated financial statements.

                         ALRENCO, INC. AND SUBSIDIARIES

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

       The accompanying notes are an integral part of the consolidated financial statements.

                         ALRENCO, INC. AND SUBSIDIARIES

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
                       ==========   ============   ===========    ===========    ========    ============

       The accompanying notes are an integral part of the consolidated financial statements.

                         ALRENCO, INC. AND SUBSIDIARIES

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
                                                              ============   ============   ============

  The accompanying notes are an integral part of the consolidated financial statements.

                         ALRENCO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

     On February 26, 1998, RTO, Inc. ("RTO") merged with and into Alrenco, Inc. ("Alrenco"), with Alrenco being the surviving corporation in the merger (the "RTO Merger"). These consolidated financial statements of Alrenco have been prepared to give retroactive effect to the RTO Merger on February 26, 1998.


     These consolidated financial statements include the combination of Alrenco and RTO, the Purchase Acquisitions and the Pooling Acquisitions (as described in Note 3) (collectively referred to as the "Company") as required by Accounting Principles Board Opinion Number 16 ("APB 16").

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

STATEMENTS OF CASH FLOWS

     Excluded from the consolidated statements of cash flows was the effect of the following noncash activities. During the year ended December 31, 1997, the Company issued common stock to settle notes payable totaling $690,000 to certain stockholders. Additionally, in connection with certain Purchase Acquisitions, the Company issued a total of $7,100,000 of notes payable to individuals.

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

                         ALRENCO, INC. AND SUBSIDIARIES

3. ACQUISITIONS -- (CONTINUED)
Additionally, during 1997, the Company acquired 72 stores in 9 unrelated transactions for an aggregate purchase price of approximately $32,000,000 consisting of cash of $27,900,000 and notes totaling $4,100,000 (see Note 9).

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

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

     Exhibit
     Numbers                      Description of Exhibits

     2.1     -  Agreement and Plan of Merger, dated as of September 28, 1997, by and between Alrenco, Inc. and RTO, Inc., as amended (incorporated herein by reference to Exhibit 2 to Alrenco, Inc.'s Current Report of Form 8-K filed on October 9, 1997 (File No.0-27490) and to Exhibit 2.1 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 5, 1998 (File No. 0-27490))

     2.2     -  Stock Purchase Agreement dated July 31, 1996 by and between
                RTO, Inc. and Action TV and Appliance Rental, Inc. (incorporated herein by reference to Exhibit 2.2 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     2.3     -  Asset Purchase Agreement dated January 7, 1997 among Action
                Rent-to-Own of Florida, Inc., B&L Concepts, Inc., Bill Ogle and Larry Sutton (incorporated herein by reference to Exhibit 2.3 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     3.1     -  Amended and Restated Articles of Incorporation of Alrenco,
                Inc.(incorporated herein by reference to Exhibit 3.1 to Alrenco, Inc.'s Current Report on Form 8-K filed March 5, 1998)

     3.3     -  Amended and Restated Code of Bylaws of Alrenco, Inc.
                (incorporated herein by reference to Exhibit 3.2 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 1998)

     4.1     -  Specimen Stock Certificate (incorporated Herein by reference to exhibits filed with Alrenco, Inc.'s Registration Statement on Form S-1 (File No. 33-99438) filed under the Securities Act of
                1933)

     10.1    -  Noncompetition and Consulting Agreement between Alrenco, Inc.
                and Michael D. Walts dated February 26, 1998 (incorporated herein by reference to Exhibit 10.1 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 5, 1998)

     10.2    -  Revolving Credit Agreement dated February 26, 1998 between
                Alrenco, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.2 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 5, 1998)

     10.3    -  Guaranty Agreement dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.3 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 5, 1998)

     10.4    -  Security Agreement dated February 26, 1998 (incorporated herein by reference to Exhibit 10.4 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 5, 1998)

     10.5    -  Pledge Agreement of Alrenco, Inc. dated as of February 26, 1998
                (incorporated herein by reference to Exhibit 10.5 to Alrenco Inc.'s Current Report on Form 8-K filed on March 5, 1998.)

     10.6    -  Pledge Agreement of RTO Holding Co., Inc. dated February
                26, 1998 (incorporated herein by reference to Exhibit 10.6 to Alrenco, Inc.'s Current Report on Form 8-K filed on March
                5, 1998)

     10.7    -  Amended and Restated Revolving Credit Agreement dated as of
                April 1, 1998 with Comerica Bank, as agent, and Bank One, Texas, N.A. as co-agent (filed as part of this report)

     10.9    -  RTO, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     10.10   -  RTO, Inc. 1996 Stock Option Plan for Non-Employee Directors
                (incorporated herein by reference to Exhibit 10.13 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     10.11   -  Lease Agreement dated January 1, 1993 by and between Billy W.
                White d/b/a White Property Co. #2 and Action TV & Appliance Rental, Inc. as amended (incorporated herein by reference to Exhibit 10.16 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     10.12   -  Lease Agreement dated June 1, 1992 by and between Bill White and Action TV & Appliance Rental, Inc. (incorporated herein by reference to Exhibit 10.17 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     10.13   -  Shopping Center Lease dated May 1, 1996 by and between White
                Property Co. No. 2, Ltd. and Action TV & Appliance Rental, Inc. (incorporated herein by reference to Exhibit 10.18 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     10.14   -  Aircraft Dry Lease dated April 8, 1997 by and between Wyoming
                Associates, Inc. and RTO, Inc. (incorporated herein by reference to Exhibit 10.19 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     10.15   -  Aircraft Dry Lease dated April 8, 1997 by and between Wyoming
                Associates, Inc. and RTO, Inc. (incorporated herein by reference to Exhibit 10.20 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6, 1998 (File No. 333-47521))

     23.1    -  Consent of Coopers & Lybrand L.L.P. (filed as part of this report)

     23.2    -  Consent of Grant Thornton LLP (filed as part of this report)

     27.1    -  Financial Data Schedules

     27.2   -   Restated Financial Data Schedules for the years ended December
                31, 1995, 1996 and 1997 and for the quarter ended March 31, 1997 reflecting the merger of Alrenco, Inc. and RTO, Inc.

     99.1    -  Press Release dated April 30,1998 announcing
                Billy W. White Sr.'s resignation as President of the Company (filed as part of this report)

     (b)   Reports on Form 8-K

           The following reports on form 8-K were filed during the fiscal quarter ended March 31, 1998:

              (i) Current Report on Form 8-K dated February 6, 1998 reporting financial results for the fiscal quarter and year ended December 31, 1997.

              (ii) Current Report on Form 8-K dated March 5, 1998 reporting completion of the merger of the Company and RTO (the "RTO Merger") and the change in the Company's certifying accountant resulting from the RTO Merger. In addition, the Company reported the execution of a credit agreement between the Company and Comerica Bank, as agent. This report contained the following financial statements: (i) Supplemental Consolidated Financial Statements of Alrenco, Inc., (ii) Consolidated Financial Statements of RTO, Inc., (iii) Financial Statements of Action TV & Appliance Rental, Inc.; (iv) Financial Statements of B&L Concepts, Inc.; and (v) pro forma financial statements reflecting the pro forma combined financial data of the Company and RTO, Inc. assuming consummation of the RTO Merger.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

Date: May 8, 1998

                                          ALRENCO, INC.
                                          -------------
                                          (Registrant)



                                          /s/ K. David Belt
                                          --------------------------------------
                                          K. David Belt, Chief Financial Officer
                                          (Principal Financial Officer and duly
                                          authorized signatory)

                               INDEX TO EXHIBITS



  EXHIBIT
   NUMBERS      DESCRIPTION
  --------      -----------
     2.1     -  Agreement and Plan of Merger, dated as of September 28, 1997, by and between Alrenco, Inc. and RTO, Inc., as amended
                (incorporated herein by reference to Exhibit 2 to Alrenco,
                Inc.'s Current Report of Form 8-K filed on October 9, 1997
                (File No.0-27490) and to Exhibit 2.1 to Alrenco, Inc.'s Current
                Report on Form 8-K filed on March 5, 1998 (File No. 0-27490))

     2.2     -  Stock Purchase Agreement dated July 31, 1996 by and between
                RTO, Inc. and Action TV and Appliance Rental, Inc.
                (incorporated herein by reference to Exhibit 2.2 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6,
                1998 (File No. 333-47521))

     2.3     -  Asset Purchase Agreement dated January 7, 1997 among Action
                Rent-to-Own of Florida, Inc., B&L Concepts, Inc., Bill Ogle and
                Larry Sutton (incorporated herein by reference to Exhibit 2.3 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on
                March 6, 1998 (File No. 333-47521))

     3.1     -  Amended and Restated Articles of Incorporation of Alrenco,
                Inc.(incorporated herein by reference to Exhibit 3.1 to Alrenco, Inc.'s Current Report on Form 8-K filed March 5, 1998)

     3.3     -  Amended and Restated Code of Bylaws of Alrenco, Inc.
                (incorporated herein by reference to Exhibit 3.2 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 1998)

     4.1     -  Specimen Stock Certificate (incorporated Herein by reference to exhibits filed with Alrenco, Inc.'s Registration Statement on
                Form S-1 (File No. 33-99438) filed under the Securities Act of
                1933)

     10.1    -  Noncompetition and Consulting Agreement between Alrenco, Inc.
                and Michael D. Walts dated February 26, 1998 (incorporated herein by reference to Exhibit 10.1 to Alrenco, Inc.'s Current
                Report on Form 8-K filed on March 5, 1998)

     10.2    -  Revolving Credit Agreement dated February 26, 1998 between
                Alrenco, Inc. and Comerica Bank (incorporated herein by reference to Exhibit 10.2 to Alrenco, Inc.'s Current Report on
                Form 8-K filed on March 5, 1998)

     10.3    -  Guaranty Agreement dated as of February 26, 1998 (incorporated herein by reference to Exhibit 10.3 to Alrenco, Inc.'s Current
                Report on Form 8-K filed on March 5, 1998)

     10.4    -  Security Agreement dated February 26, 1998 (incorporated herein by reference to Exhibit 10.4 to Alrenco, Inc.'s Current Report on Form 8-K filed on March 5, 1998)

     10.5    -  Pledge Agreement of Alrenco, Inc. dated as of February 26, 1998
                (incorporated herein by reference to Exhibit 10.5 to Alrenco
                Inc.'s Current Report on Form 8-K filed on March 5, 1998.)

     10.6    -  Pledge Agreement of RTO Holding Co., Inc. dated February
                26, 1998 (incorporated herein by reference to Exhibit 10.6 to Alrenco, Inc.'s Current Report on Form 8-K filed on March
                5, 1998)

     10.7    -  Amended and Restated Revolving Credit Agreement dated as of
                April 1, 1998 with Comerica Bank, as agent, and Bank One,
                Texas, N.A. as co-agent (filed as part of this report)

     10.9    -  RTO, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to Alrenco, Inc.'s Registration
                Statement on Form S-4 filed on March 6, 1998 (File No.
                333-47521))

     10.10   -  RTO, Inc. 1996 Stock Option Plan for Non-Employee Directors
                (incorporated herein by reference to Exhibit 10.13 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6,
                1998 (File No. 333-47521))

     10.11   -  Lease Agreement dated January 1, 1993 by and between Billy W.
                White d/b/a White Property Co. #2 and Action TV & Appliance
                Rental, Inc. as amended (incorporated herein by reference to Exhibit 10.16 to Alrenco, Inc.'s Registration Statement on Form
                S-4 filed on March 6, 1998 (File No. 333-47521))

     10.12   -  Lease Agreement dated June 1, 1992 by and between Bill White and Action TV & Appliance Rental, Inc. (incorporated herein by reference to Exhibit 10.17 to Alrenco, Inc.'s Registration
                Statement on Form S-4 filed on March 6, 1998 (File No.
                333-47521))

     10.13   -  Shopping Center Lease dated May 1, 1996 by and between White
                Property Co. No. 2, Ltd. and Action TV & Appliance Rental, Inc.
                (incorporated herein by reference to Exhibit 10.18 to Alrenco, Inc.'s Registration Statement on Form S-4 filed on March 6,
                1998 (File No. 333-47521))

     10.14   -  Aircraft Dry Lease dated April 8, 1997 by and between Wyoming
                Associates, Inc. and RTO, Inc. (incorporated herein by reference to Exhibit 10.19 to Alrenco, Inc.'s Registration
                Statement on Form S-4 filed on March 6, 1998 (File No.
                333-47521))

     10.15   -  Aircraft Dry Lease dated April 8, 1997 by and between Wyoming
                Associates, Inc. and RTO, Inc. (incorporated herein by reference to Exhibit 10.20 to Alrenco, Inc.'s Registration
                Statement on Form S-4 filed on March 6, 1998 (File No.
                333-47521))

     23.1    -  Consent of Coopers & Lybrand L.L.P. (filed as part of this report)

     23.2    -  Consent of Grant Thornton LLP (filed as part of this report)

     27.1    -  Financial Data Schedules

     27.2    -  Restated Financial Data Schedules for the years ended December
                31, 1995, 1996 and 1997 and for the quarter ended March 31, 1997 reflecting the merger of Alrenco, Inc. and RTO, Inc.

     99.1    -  Press Release dated April 30,1998 announcing Billy W. White
                Sr.'s resignation as President of the Company (filed as part of this report)