Form 10-Q
period 1998-06-30
HOME CHOICE HOLDINGS INC
filed 1998-08-14
CIK 1003521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-27490

                           HOME CHOICE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              35-1480655
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                                714 E. KIMBROUGH
                               MESQUITE, TX 75185
                                 (972) 288-9327

                   (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE
                  NUMBER, INCLUDING AREA CODE OF REGISTRANT'S
                          PRINCIPAL EXECUTIVE OFFICES)

                                  ALRENCO, INC.
                                714 E. KIMBROUGH
                               MESQUITE, TX 75185

                    (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, AS OF THE CLOSE OF BUSINESS AUGUST 14, 1998: 17,019,070

                  HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  Financial Information                                                      Page No.

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as
                           Of December 31, 1997 and  June 30, 1998                      3

                  Consolidated Statements of Operations for
                           the quarters ended June 30, 1997 and 1998                    4

                  Consolidated Statements of Operations for
                           the six month periods ended June 30, 1997 and 1998           5

                  Consolidated Statements of Cash Flow for the
                           six month periods ended June 30, 1997 and 1998               6

                  Notes to Consolidated Condensed Financial Statements                  7

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                11

Part II.  Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders                   18

         Item 5.  Other Information

                  First Amendment to Comerica Credit Agreement                          18

         Item 6.  Exhibits and Reports on Form 8-K

                  Change in CFO from K. David Belt to John Egeland                      18

                  Results of the June 23, 1998 meeting of Shareholders                  19


SIGNATURES                                                                              19

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                   December 31,       June 30,
                                                                                       1997             1998
                                                                                                     (Unaudited)
                                                                                   -------------    -------------
ASSETS
Cash and cash equivalents                                                          $   3,569,132    $   7,548,967
Rental merchandise, net                                                               97,260,578       97,893,748
Prepaid expenses and other assets                                                      6,342,919        5,935,420
Deferred income taxes                                                                  6,135,051        8,815,740
Property and equipment, net                                                           15,038,978       18,097,657
Notes receivable                                                                         243,535          361,712
Income tax receivable                                                                  2,429,249        2,417,669
Intangible assets, net                                                                92,541,249       91,205,261
                                                                                   -------------    -------------
               Total assets                                                        $ 223,560,691    $ 232,276,174
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdraft                                                                     $          --    $   8,293,749
Accounts payable, trade                                                               18,701,265        6,222,147
Accrued liabilities                                                                   12,393,040       15,841,787
Deferred income taxes                                                                  1,293,919        1,293,919
Notes payable                                                                         48,161,872       66,264,725
                                                                                   -------------    -------------
               Total liabilities                                                      80,550,096       97,916,327
                                                                                   -------------    -------------

Commitments and contingencies                                                                 --               --

Stockholders' equity:
     Preferred stock, no par; 10,000,000 shares authorized, none issued or outstanding at December 31, 1997 and $.01 par; 25,000,000 shares
        authorized, none issued or outstanding at June 30, 1998                               --               --

     Common stock, no par; 75,000,000 shares authorized; 16,957,119 shares issued and outstanding at December 31, 1997 and $.01 par,
        16,985,085 issued and outstanding at June 30, 1998                           149,385,777          169,851
     Paid-in capital                                                                          --      149,607,359
     Unamortized stock awards                                                           (987,810)              --
     Accumulated deficit                                                              (5,387,372)     (15,417,363)
                                                                                   -------------    -------------
               Total stockholders' equity                                            143,010,595      134,359,847
                                                                                   -------------    -------------
               Total liabilities and stockholders' equity                          $ 223,560,691    $ 232,276,174
                                                                                   =============    =============

        The accompanying notes are an integral part of these statements.

                  HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                             For the Quarters Ended
                                  (Unaudited)

                                                                     June 30,
                                                          ------------------------------
                                                              1997             1998
                                                          -------------    -------------
Revenue:
     Rental and fee revenue                               $  55,721,252    $  63,467,616
     Cash sales and other revenue                             1,085,938        2,063,927
                                                          -------------    -------------
             Total revenue                                   56,807,190       65,531,543
                                                          -------------    -------------

Operating expenses:
     Direct store expenses:
         Depreciation and disposition of rental
             merchandise                                     15,759,778       20,438,782
         Other                                               30,354,875       36,084,346
                                                          -------------    -------------
                                                             46,114,653       56,523,128
     Corporate expenses                                       5,445,442        8,038,551
     Cost of business combinations                               99,229           69,927
     Name change expense                                           --            226,916
     Amortization of intangibles                              2,863,802        1,657,406
                                                          -------------    -------------
             Total operating expenses                        54,523,126       66,515,928
                                                          -------------    -------------
             Operating income (loss)                          2,284,064         (984,385)
     Other income (expense):
         Interest expense                                      (582,978)      (1,211,112)
         Interest income                                        140,687           89,501
         Other non-operating income (expense), net              (71,245)        (842,196)
                                                          -------------    -------------
             Income (loss) before income taxes                1,770,528       (2,948,192)
Income tax expense (benefit)                                    931,719         (985,916)
                                                          -------------    -------------
             Net income (loss)                            $     838,809    $  (1,962,276)
                                                          =============    =============


Net income and net loss per share:
     Basic                                                $         .05    $        (.12)
                                                          =============    =============
     Diluted                                              $         .05    $        (.12)
                                                          =============    =============
Weighted average shares outstanding:
     Basic                                                   16,942,356       16,973,782
                                                          =============    =============
     Diluted                                                 17,116,109       16,973,782
                                                          =============    =============

        The accompanying notes are an integral part of these statements.

                  HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                        For the Six Month Periods Ended
                                  (Unaudited)

                                                                    June 30,
                                                          ------------------------------
                                                              1997              1998
                                                          -------------    -------------
Revenue:
     Rental and fee revenue                               $ 106,692,808    $ 125,329,569
     Cash sales and other revenue                             3,459,867        5,744,834
                                                          -------------    -------------
             Total revenue                                  110,152,675      131,074,403
                                                          -------------    -------------

Operating expenses:
     Direct store expenses:
         Depreciation and disposition of rental
             merchandise                                     30,948,291       39,572,988
         Other                                               58,110,759       71,895,912
                                                          -------------    -------------
                                                             89,059,050      111,468,900
     Corporate expenses                                      10,785,969       13,709,825
     Cost of business combinations                              501,960       11,114,540
     Name change expense                                           --            634,491
     Amortization of intangibles                              5,657,238        3,596,761
                                                          -------------    -------------
             Total operating expenses                       106,004,217      140,524,517
                                                          -------------    -------------
             Operating income (loss)                          4,148,458       (9,450,114)
     Other income (expense):
         Interest expense                                    (1,005,873)      (2,307,954)
         Interest income                                        260,910           95,106
         Other non-operating income (expense), net             (130,566)        (768,215)
                                                          -------------    -------------
             Income (loss) before income taxes                3,272,929      (12,431,177)
Income tax expense (benefit)                                  2,115,072       (2,401,186)
                                                          -------------    -------------
             Net income (loss)                            $   1,157,857    $ (10,029,991)
                                                          =============    =============

Pro forma information:
     Pro forma income                                     $   1,157,857
     Pro forma income tax benefit                              (213,833)
                                                          -------------
     Pro forma net income                                 $   1,371,690
                                                          =============

Pro forma net income and net loss per share:
     Basic                                                $         .08    $        (.59)
                                                          =============    =============
     Diluted                                              $         .08    $        (.59)
                                                          =============    =============
Weighted average shares outstanding:
     Basic                                                   16,930,902       16,969,208
                                                          =============    =============
     Diluted                                                 17,326,229       16,969,208
                                                          =============    =============

        The accompanying notes are an integral part of these statements.

                  HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                        For the Six Month Periods Ended
                                  (Unaudited)

                                                                                         June 30,
                                                                               ------------------------------
                                                                                   1997             1998
                                                                               -------------    -------------
Cash flows from operating activities:
     Net income (loss)                                                         $   1,157,857    $ (10,029,991)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
             Loss on disposition of property and equipment                           132,770          932,057
             Depreciation and disposition of rental
                  merchandise                                                     30,948,291       39,572,988
             Amortization of intangibles                                           5,657,238        3,596,761
             Depreciation of property and equipment                                1,660,625        1,910,817
             Deferred income taxes                                                   475,133       (2,680,689)
             Amortization of stock awards                                             97,164          987,810
         Changes in operating assets and liabilities, net of effects of acquisitions of businesses:
             Purchases of rental merchandise                                     (40,857,570)     (39,186,681)
             Accounts payable and accrued expenses                                  (574,964)     (10,627,524)
             Other assets                                                           (332.980)         407,499
             Income taxes receivable                                              (1,196,096)          11,580
                                                                               -------------    -------------
                    Net cash used in operating activities                         (2,832,532)     (15,105,373)
                                                                               -------------    -------------
Cash flows from investing activities:
     Purchase of property and equipment                                           (2,545,638)      (5,847,570)
     Proceeds from sale of property and equipment                                    287,386           77,789
     Acquisitions of businesses, net of cash acquired                            (38,811,000)      (1,814,869)
     Payments (advances) on notes receivable                                       1,022,565         (118,177)
     Increase in loan to stockholder                                                  (7,018)            --
                                                                               -------------    -------------
                    Net cash used in investing activities                        (40,053,705)      (7,702,827)
                                                                               -------------    -------------
Cash flows from financing activities:
     Book overdraft                                                                     --          8,293,749
     Purchase of common stock from dissenters                                       (265,679)            --
     Proceeds from stock options                                                      39,088          391,433
     Net repayment of old revolving credit facilities                                             (45,725,592)
     Net borrowings under old revolving credit facilities                         22,556,733        4,036,307
     Net borrowings under new revolving credit facilities                               --         60,500,000
     Payments on notes payable and capital leases                                (11,189,687)        (707,862)
     Distributions to S corporation shareholders                                     (54,900)            --
                                                                               -------------    -------------
                    Net cash provided by financing activities                     11,085,555       26,788,035
                                                                               -------------    -------------
Net (decrease) increase in cash                                                  (31,800,682)       3,979,835
Cash at beginning of period                                                       35,745,989        3,569,132
                                                                               -------------    -------------
Cash at end of period                                                          $   3,945,307    $   7,548,967
                                                                               =============    =============

        The accompanying notes are an integral part of these statements.

                   HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
        Notes to Consolidated Condensed Financial Statements (Unaudited)

 1.  BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements of Home Choice Holdings, Inc., successor in interest to Alrenco, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary accruals to present fairly the financial position of the Company as of June 30, 1998, the results of operations for the three and six month periods ended June 30, 1997 and 1998, and the statements of cash flow for the six month periods ended June 30, 1997 and 1998. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the operating results for the full year. These interim financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 1997, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

 2.  ACQUISITIONS

     During the quarter ended June 30, 1998, the Company purchased five stores and two rental-purchase portfolios for approximately $1.3 million. During the quarter ended March 31, 1998, the company purchased one store which had not been opened, one store which was an operating location and one rental-purchase portfolio for approximately $0.5 million. In 1997, for the quarter ended June 30, the Company purchased 14 stores and four rental-purchase portfolios for approximately $5.6 million. During the quarter ended March 31, 1997, in 30 separate transactions, the Company purchased 72 stores and seven rental-purchase portfolios for approximately $33.2 million.

     The above acquisitions have been accounted for as purchases, as defined by Accounting Principles Board Opinion No. ("APB") 16, and, accordingly the operating results of the acquired businesses have been included in the results of operations since their respective acquisition dates. The purchase prices have been allocated as follows for the six months ended June 30, 1997 and 1998:

                                                    1997            1998
                                                ------------    ------------
Rental Merchandise                              $ 14,454,481    $  1,019,478
Property and equipment                             2,322,209         131,770
Intangible assets                                 35,637,780         663,621
Other assets                                         742,082              --
Accounts payable and accrued expenses             (1,755,428)             --
Notes payable assumed                             (5,151,764)             --
Notes payable issued                              (7,100,000)             --
Deferred tax liability                              (338,360)             --
                                                ------------    ------------
Cash paid, net of cash acquired                 $ 38,811,000    $  1,814,869
                                                ------------    ------------

         The following summary, prepared on an unaudited pro forma basis, presents the results of operations (i) as if the above 1997 transactions had been purchased as of the beginning of the year and (ii) to include the effect of adjustments for amortization of intangibles, interest, income taxes and weighted average shares outstanding.


                                              Unaudited Pro Forma
                                             Results of Operations
                                                Six Months Ended
                                                  June 30, 1997
                                             ---------------------
Revenue                                      $         116,626,022
Pro Forma net income                         $             954,279
Pro forma net income per share:

    Basic                                    $                 .06
    Diluted                                  $                 .06


     The results of operations for the stores acquired in 1998 have been excluded since the amounts are immaterial. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

3.   EARNINGS PER SHARE

     On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." ("SFAS No. 128") In accordance with SFAS No. 128, the Company computes basic pro forma net income and net loss based on the weighted-average number of common shares outstanding during each period presented. Diluted pro forma net income and net loss per share is computed based on the weighted-average number of common shares plus the dilutive effect of all potentially dilutive securities, principally stock options, during each period presented. For the three and six month periods ended June 30, 1998 the diluted earnings per share excludes the effects of convertible notes and stock options as they are considered anti-dilutive. All prior period net income and net income per share amounts have been restated to comply with the provisions of SFAS No. 128.

     Basic and diluted earnings per common share is computed based on the following information (In thousands except for per share data):


                                For the Three Months          For the Six Months
                                    Ended June 30               Ended June 30


                                  1997           1998           1997           1998
                                -------        -------        -------        -------

Net income (loss)               $   839        $  (1,962)     $  1,372       $ (10,030)
                                =======        =========      ========       =========

Weighted average number of shares
outstanding during the period                    16,942   16,974    16,931    16,969
Dilutive stock options                              174       --       395        --
Weighted  average  number of shares  used in
calculation  of diluted  earnings per common
share                                            17,116   16,974    17,326    16,969
                                                =======  =======   =======   =======
Basic earnings per common share                 $   .05  $  (.12)  $   .08   $  (.59)
                                                =======  =======   =======   =======
Diluted earnings per common share               $   .05  $  (.12)  $   .08   $  (.59)
                                                =======  =======   =======   =======



 4.  NOTES PAYABLE

         On February 26, 1998, immediately following the merger of RTO, Inc. ("RTO") with and into the Company (the "RTO Merger") the Company entered into a new revolving credit facility (the "Comerica Credit Agreement") with Comerica Bank, as lender and agent for certain other lenders, which provided for a $50,000,000 secured three-year credit facility. The Comerica Credit Agreement replaced the existing credit agreements of Alrenco, Inc. and RTO. The Comerica Credit Agreement provides for interest rates based on a base rate (as defined), the agent's prime rate or the federal funds rate plus 100 basic points, or a "Eurodollar Rate", plus an applicable margin. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are met, to obtain an increase in the amount available under the Comerica Credit Agreement up to an aggregate amount of $100,000,000. The Comerica Credit Agreement is collateralized by substantially all assets of the Company and by a pledge of the stock of the Company's subsidiaries.

         On April 1, 1998, borrowings available under the Comerica Credit Agreement were increased to $60,000,000. On June 22, 1998 the Company signed the First Amendment to the Comerica Credit Agreement whereby the borrowings available were increased to $80,000,000 and additional financial covenants were provided. The Company was in violation of certain financial covenants as of June 30, 1998; however, the Company obtained waivers from the lender with respect to such covenants. Management of the Company is currently negotiating a second amendment to the Comerica Credit Agreement in order to modify the financial covenants. Management believes the Company will meet the requirements of these modified covenants.

 5.  RECLASSIFICATIONS

         Certain reclassifications were made to the prior period financial statements to conform with the current period presentation.

 6.   STATEMENTS OF CASH FLOW

         Excluded from the Consolidated Statements of Cash Flow were the effect of the following noncash activities for the six month periods ended June 30, 1997 and 1998:

     June 30, 1997

     * The issuance of common stock to settle notes payable totaling $587,500 to certain shareholders.
     * Approximately $231,752 in capital leases for vehicles were converted to operating leases with a net book value of $221,834 resulting in a gain of $9,918.
     * In connection with certain Purchase Acquisitions, the Company issued a total of $7,100,000 of notes payable to individuals.

     June 30, 1998

     * The issuance of a non-compete agreement to a shareholder of $1,600,000.

7.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") for its fiscal year ending December 31, 1998. SFAS No. 130 requires companies to display an amount representing the total comprehensive income for the period in the financial statement which is displayed with the same prominence as other financial statements. The Company has no differences between comprehensive income and net income.

         Management believes that the adoption of SFAS 131, 132 and 133 will not have a material impact on the financial statements of the Company.

8.   REINCORPORATION

         On June 23, 1998, Alrenco, Inc. was reincorporated in the State of Delaware as Home Choice Holdings, Inc. The reincorporation was accounted for as a tax-free reorganization of companies under common control in a manner similar to a pooling of interests. Upon the effectiveness of the reincorporation each outstanding share of no par Alrenco Inc. common stock was converted into one share of Home Choice Holdings, Inc. common stock, par value $.01.

HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

As of June 30, 1998, the Company has redefined its current strategic objectives to focus on improving the performance of under-performing stores in order to enhance both existing and new store revenues and create efficiencies to reduce its overall cost structure. As a result, the Company does not plan to open any additional new stores for the remainder of 1998; however, the Company will remain market-focused and opportunistic with respect to acquisitions. The continued growth and financial performance of the Company is significantly affected by the Company's opening of new rental purchase stores as well as acquiring existing stores and integrating them into current operations.


For the six month period ended June 30, 1998 the Company opened 32 new stores, acquired six stores and two rental-purchase portfolios, while for the six month period ended June 30, 1997 the Company opened 12 new stores, acquired 94 stores and 11 rental-purchase portfolios.

The following table summarizes the quarterly store activity for 1997 and 1998.

                                                      1997                              1998
                                                      ----                              ----

Store locations at January 1,                          287                              434
                                           ============================     =============================
Locations acquired                                     80                                1
New store openings                                      5                                14
Locations sold                                          -                               (1)
Mergers into existing stores                           (2)                              (3)
                                           ----------------------------     -----------------------------
Store locations at March 31,                           370                              445
                                           ============================     =============================
Locations acquired                                     14                                5
New store openings                                      7                                18
Locations sold                                         (1)                              (2)
Mergers into existing stores                            -                               (10)
                                           ----------------------------     -----------------------------
Store locations at June 30,                            390                              456
                                           ============================     =============================
Locations acquired                                     28
New store openings                                      4
Locations sold                                         (7)
Mergers into existing stores                           (2)
                                           ----------------------------
Store locations at September 30,                       413
                                           ============================
Locations acquired                                      5
New store openings                                     19
Locations sold                                          -
Mergers into existing stores                           (3)
                                           ----------------------------
Store locations at December 31,                        434
                                           ============================

RESULTS OF OPERATIONS

Comparison of Three Months ended June 30, 1998 and 1997

         Revenues. Revenue for the quarter ended June 30, 1998 increased $8.7 million or 15.4% to $65.5 million from the comparable quarter in 1997. New stores opened in 1997 contributed $3.3 million to the increase from the quarter ended June 30, 1997. Revenues from 1997 purchase acquisitions increased $4.8 million from $11.9 million for the quarter ended June 30, 1997 to $16.7 million for the quarter ended June 30, 1998. Revenues from 1998 purchase acquisitions and 1998 new stores were $1.3 million for the quarter ended June 30, 1998. These increases were offset by a decrease in revenues from existing stores as of December 31, 1996 (excluding 1997 and 1998 purchases and new store openings) of $0.7 million or 1.6% to $43.8 million for the quarter ended June 30, 1998 from $44.5 million for the same quarter last year. This decrease in revenues from existing stores is primarily attributable to the sale of seven stores in the quarter ended September 30, 1997 which had revenues of $1.0 million for the quarter ended June 30, 1997 and contributed no revenue for the quarter ended June 30, 1998.

         Depreciation and Disposition of Rental Merchandise. Depreciation and disposition of rental merchandise increased $4.7 million or 30.0% to $20.4 million for the quarter ended June 30, 1998 from $15.8 million for the comparable period in 1997. As a percentage of revenues, depreciation and disposition of rental merchandise for the second quarter of 1998 increased to 31.2% from 27.7% for the quarter ended June 30, 1997. The factors contributing to the increase in depreciation and disposition of rental merchandise as a percentage of revenues in 1998 as compared to 1997 are as follows: (i) in 1997, a conforming adjustment was recorded in order to depreciate all rental merchandise using the income forecasting method which resulted in a non-recurring decrease in expense of approximately $0.4 million, (ii) the inability of certain of the 1996 and 1997 Pooling Acquisitions to replenish rental merchandise during the last quarter of 1996 and the first quarter of 1997, (depreciation and disposition is typically lower for used merchandise) and (iii) an increase in inventory charge-offs recorded in 1998. In July of 1998 the Company began implementing a plan to operationally extend the life of the rental merchandise and therefore reduce the monthly product cost as a percentage of revenue.

         Other Direct Store Expenses. Other direct store expenses increased $5.7 million or 18.9% to $36.1 million for the quarter ended June 30, 1998 from $30.4 million for the comparable period in 1997. As a percentage of revenues, other direct store expenses increased 1.6% to 55.0% for the quarter ended June 30, 1998 compared to 53.4% for the quarter ended June 30, 1997. The increase in other direct store expenses is primarily attributable to (i) $1.5 million of increased advertising costs, (ii) $1.1 million of increased store occupancy costs, and (iii) $2.6 million of increased salaries and wages. The Company incurred additional advertising costs of $0.7 million for the quarter ended June 30, 1998 in order to establish a consistent brand image for the entire HomeChoice store chain. The Company does not expect to incur these additional advertising costs on a continuing basis.

         Corporate Expenses. Corporate expenses increased $2.6 million or 48.0% to $8.0 million for the quarter ended June 30, 1998 from $5.4 million for the comparable period in 1997. As a percentage of revenues, corporate expenses increased to 12.3% for the quarter ended June 30, 1998 compared to 9.6% for the quarter ended June 30, 1997. The increase in expenses is a result of additional staff and facilities necessary to administer the 1997 purchase and pooling acquisitions as well as the RTO Merger. On July 23, 1998 the Company initiated a plan to reduce corporate overhead by creating efficiencies and removing redundancies created in the Alrenco integration process. As a result, the Company is eliminating 64 full-and part-time positions at the corporate level. Management expects to achieve costs savings of $1.1 million in 1998 and $2.6 million in 1999 as a result of this plan.

         Cost of Business Combinations. Cost of business combinations for the quarter ended June 30, 1998 includes the costs incurred in order to maintain an acquisitions department of $0.2 million offset by a net reduction in the estimated accrual for lease terminations and an increase in severance costs. For the quarter ended June 30, 1997 business combinations costs consist primarily of expenses incurred in order to maintain an acquisitions department.

         Name Change Expenses. During the quarter ended December 31, 1997, prior to its merger with the Company, RTO initiated a program to change the name of its stores to "HomeChoice Lease or Own" from the various trade names acquired by RTO in its 1996 and 1997 purchase and pooling acquisitions. The Company incurred $0.2 million during the quarter ended June 30, 1998 in connection with the program compared to $0.4 million during the quarter ended March 31, 1998. The Company expects to complete this program by December 31, 1998.

         Amortization of Intangibles. Amortization of intangibles decreased $1.2 million to $1.7 million in 1998 from $2.9 million in 1997. As a percentage of revenues, amortization of intangibles decreased from 5.0% for the quarter ended June 30, 1997 to 2.5% for the quarter ended June 30, 1998. The decrease is attributable to the reduced amortization expense of the 1996 and 1997 purchase acquisitions primarily for customer rental agreements which are amortized on an accelerated method over an estimated useful life of 18 months.

         Other non-operating expense, net. Other non-operating expense, net, increased approximately $0.7 million to $0.8 million from $0.1 million for the quarter ended June 30, 1997. The majority of these costs were incurred as a result of the Company's decision to close the east regional office located in New Albany, Indiana during the second quarter of 1998 and accordingly disposing of leasehold improvements and other assets net of proceeds.

         Net Income (Loss). For the quarter ended June 30, 1998, the Company experienced a net loss of $2.0 million compared to net income of $0.8 million for the quarter ended June 30, 1997 for the reasons discussed above.

Comparison of Six  Months ended June 30, 1998 and 1997

Revenues. Revenue for the six month period ended June 30, 1998 increased $20.9 million or 19.0% to $131.1 million from the comparable period in 1997. New stores opened in 1997 contributed $6.0 million to the increase from the year-to-date ended June 30, 1997. Revenues from 1997 purchase acquisitions increased $13.1 million from $21.0 million for the year-to-date ended June 30, 1997 to $34.1 million for the year-to-date ended June 30, 1998. Revenues from 1998 purchase acquisitions and 1998 new stores were $1.5 million for the year to date ended June 30, 1998. Revenues from stores existing as of December 31, 1996 (excludes 1997 and 1998 purchases and new store openings) increased $0.3 million to $89.0 million for the year to date ended June 30, 1998 from $88.7 million for the comparable period in 1997. The increase in revenues from existing stores is reduced by the sale of seven stores in the quarter ended September 30, 1997 which had revenues of $2.2 million for the six months ended June 30, 1997 and which contributed no revenues in 1998.

         Depreciation and Disposition of Rental Merchandise. Depreciation and disposition of rental merchandise increased $8.6 million or 27.9% to $39.6 million for the year to date ended June 30, 1998 from $30.9 million for the comparable period in 1997. As a percentage of revenues, depreciation and disposition of rental merchandise for the six months ended June 30, 1998 increased to 30.2% from 28.1% for the year to date ended June 30, 1997. The factors contributing to the increase in depreciation and disposition of rental merchandise as a percentage of revenues in 1998 as compared to 1997 are as follows: (i) in 1997, a conforming adjustment was recorded in order to depreciate all rental merchandise using the income forecasting method which resulted in a non-recurring decrease in expense of approximately $0.4 million,
(ii) the inability of certain of the 1996 and 1997 Pooling Acquisitions to replenish rental merchandise during the last quarter of 1996 and the first quarter of 1997, (depreciation and disposition is typically lower for used merchandise) and (iii) an increase in inventory charge-offs recorded in 1998. In July of 1998 the Company began implementing a plan to operationally extend the life of the rental merchandise and therefore reduce the monthly product cost as a percentage of revenue.

         Other Direct Store Expenses. Other direct store expenses increased $13.8 million or 23.7% to $71.9 million for the year-to-date ended June 30, 1998 from $58.1 million for the comparable period in 1997. As a percentage of revenues other direct store expenses increased 2.1% to 54.9% for the year to date ended June 30, 1998 compared to 52.8% for the year-to-date ended June 30, 1997. The increase in other direct store expenses is primarily attributable to
(i) $2.7 million of increased advertising costs, (ii) $2.1 million of increased store occupancy costs, and (iii) $6.0 million of increased salaries and wages. The Company incurred additional advertising costs of $0.7 million for the six months ended June 30, 1998 in order to establish a consistent brand image for the entire HomeChoice store chain. The Company does not expect to incur these additional advertising costs on a continuing basis.

         Corporate Expenses. Corporate expenses increased $2.9 million or 27.1% to $13.7 million for the year-to-date ended June 30, 1998 from $10.8 million for the comparable period in 1997. As a percentage of revenues, corporate expenses increased to 10.5% for the year-to-date ended June 30, 1998 compared to 9.8% for the year to date ended June 30, 1997. The increase is a result of the additional staff and facilities necessary to administer the 1997 purchase and pooling acquisitions and the RTO Merger. On July 23, 1998 the Company initiated a plan to reduce corporate overhead by creating efficiencies and removing redundancies created in the Alrenco integration process. As a result, the Company is eliminating 64 full-and part-time positions at the corporate level. Management expects to achieve minimum cost savings of approximately $1.1 million in 1998 and $2.6 million in 1999 as a result of this plan.

         Cost of Business Combinations. Cost of business combinations for the six months ended June 30, 1998 increased $10.6 million to $11.1 million from $0.5 million for the comparable period in 1997. In 1998, cost of business combinations are attributable to costs associated with the RTO Merger. The RTO Merger costs included (i) investment banker fees, proxy presentation, printing and other professional fees; (ii) employee severance and other costs associated with relocating the corporate headquarters from

Indiana to Texas; (iii) costs related to closing and merging stores in the same markets following the merger; (iv) amortization expense of stock awards which vested fully upon the RTO Merger and (v) costs associated with terminating certain leases. Included in the quarter ended June 30, 1998 are the costs incurred in order to maintain an acquisitions department of $0.2 million offset by a net reduction in the estimated accrual for lease terminations and an increase in severance costs. Cost of business combinations for the six months ended June 30, 1997 were incurred in connection with seven pooling acquisitions.

         Name Change Expenses. During the year to date ended December 31, 1997, prior to its merger with the Company, RTO initiated a program to change the name of its stores to "HomeChoice Lease or Own" from the various trade names it acquired in its 1996 and 1997 purchase and pooling acquisitions. The Company has incurred $0.6 million for the year-to-date ended June 30, 1998 in connection with this program. The Company expects to complete this program by December 31, 1998.

         Amortization of Intangibles. Amortization of intangibles decreased $2.1 million to $3.6 million for the six months ended June 30, 1998 from $5.7 million for the comparable period in 1997. As a percentage of revenues, amortization of intangibles decreased from 5.1% for the year to date ended June 30, 1997 to 2.7% for the year-to-date ended June 30, 1998. The decrease is attributable to the reduced amortization expense of the 1996 and 1997 purchase acquisitions primarily for customer rental agreements which are amortized on an accelerated method over an estimated useful life of 18 months.

         Other non-operating income (expense), net. Other non-operating expenses increased approximately $0.7 million to $0.8 million from $0.1 million for the year-to-date ended June 30, 1997. The majority of these costs were incurred as a result of the Company's decision to close the east regional office located in New Albany, Indiana during the second quarter of 1998 and accordingly disposing of leasehold improvements and other assets net of proceeds.

         Net Income (Loss). For the six month period ended June 30, 1998, the Company experienced a net loss of $10.0 million compared to net income of $1.2 million for the six months ended June 30, 1997 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary requirements for capital consist of the acquisition of existing stores (including the retirement of any assumed indebtedness), the opening of new stores, the purchase of additional rental merchandise for new store openings and the replacement of rental merchandise which has been sold, charged-off, rented to term or is no longer suitable for rent.

         Historically, the Company's growth has been financed through internally generated working capital, borrowings under loan agreements and the issuance of common stock. During the six month periods ended June 30, 1997 and 1998, the Company did not issue common stock for purposes of raising capital.

         The Company has opened 32 new stores during the first six months of 1998 and does not expect to open any additional new stores for the remainder of the year. The new stores opened in 1998 are expected to operate at a loss for a period of six to nine months from their respective openings. For the first six months of 1998 the Company has incurred operating losses of $1.5 million related to these new stores. Purchased stores may also be unprofitable when acquired or may become unprofitable during the period of acquisition due to disruptions in their business operations caused by the acquisition. Some stores purchased as part of an acquisition of a larger group of stores may be closed because they are unprofitable. The operating results of the new and acquired stores may also suffer because of disruptions associated with integrating their operations into the existing operations of the Company. Because of these factors, the growth of the Company's business through new store openings and acquisitions of existing stores is likely to affect the Company's results of operations and financial condition. Such factors may also cause results to vary from quarter to quarter and may cause the market price of Common Stock to fluctuate substantially.

         On February 26, 1998, immediately following the RTO Merger, the Company entered into a revolving credit facility with Comerica Bank as lender and agent for certain other lenders (the "Comerica Credit Agreement") which provides for a $50,000,000 secured three-year credit facility. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are met, to increase the amount available under the Comerica Credit Agreement to $100,000,000. On April 1, 1998 the Company entered into an agreement to increase the amount of the revolving line of credit under the Comerica Credit Agreement to $60,000,000. On June 22, 1998 the Company signed the First Amendment to the Comerica Credit Agreement whereby the borrowings available were increased to $80,000,000 and additional financial covenants were provided. The Company was in violation of certain financial covenants as of June 30, 1998; however, the Company obtained waivers from the lender with respect to such covenants. Management of the Company is currently negotiating a second amendment to the Comerica Credit Agreement in order to modify the financial covenants. Management believes the Company will meet the requirements of these modified financial covenants and that the $80,000,000 available under the agreement when combined with the Company's internal working capital will be sufficient to meet all of the Company's current capital requirements.

         Net cash used in operating activities for the six months ended June 30, 1998 increased $12.3 million to $15.1 million compared to $2.8 million for the six months ended June 30, 1997. The increase is primarily attributable to the decrease in accounts payable and accrued expenses of $9.0 million.

         Net cash used in investing activities for the six months ended June 30, 1998 decreased $32.3 million to $7.7 million from $40.0 million for the six months ended June 30, 1997. The decrease is primarily attributable to the decrease in the cash used to acquire businesses of $37.0 million.

         Net cash provided by financing activities for the six months ended June 30, 1998 increased $15.7 million to $26.8 million from $11.1 million for the six months ended June 30, 1997. The increase is primarily attributable to the net increase in borrowings under the new and old revolving credit facilities of $18.8 million offset by the increase in the book overdraft of $8.3 million.


OTHER MATTERS

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") for its fiscal year ending December 31, 1998. SFAS No. 130 requires companies to display an amount representing the total comprehensive income for the period in the financial statement which is displayed with the same prominence as other financial statements. The Company has no differences between comprehensive income and net income.

Management believes that the adoption of SFAS 131, 132 and 133 will not have a material impact on the financial statements of the Company.

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

HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 23, 1998, the annual meeting of the Company's shareholders was convened for (i) the election of Michael D. Walts and Thomas E. Hannah as directors of the Company, (ii) the ratification of the Alrenco, Inc. 1998 Stock Incentive Plan, (iii) to ratify the reincorporation of the Company in the State of Delaware, and (iv) to transact such other business that came before the meeting. The election of Messrs. Walts and Hannah was approved by the Company's shareholders by a vote of 15,695,460 and 15,708,180 votes in favor, respectively, and 73,536 votes abstaining. The ratification of the Alrenco, Inc. 1998 Stock Incentive Plan was approved by the shareholders by a vote of 11,939,521 votes in favor, 855,732 votes opposed and 7,208 votes abstaining. The ratification of the reincorporation of the Company in the State of Delaware was approved by the shareholders by a vote of 12,753,341 votes in favor, 68,585 votes opposed and 5,290 votes abstaining.


Item 5.  Other Information.

         On June 22, 1998 the Company signed the First Amendment to the Credit Agreement with Comerica Bank as lender and agent for certain other lenders, whereby the borrowings available under the agreement were increased to $80,000,000 and additional financial covenants were provided.

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits

         The following exhibit is filed as part of this report


         Exhibit No.         Description

            10.1 First Amendment to Credit Agreement between Alrenco, Inc. and Comerica Bank - Texas as lender and agent for certain other lenders

            27.1             Financial Data Schedule




 B.      Reports on Form 8-K

         1. On June 2, 1998, the Registrant filed a report on Form 8-K to announce the change in CFO from K. David Belt to John Egeland.

         2. On June 30, 1998, the Registrant filed a report on Form 8-K to announce the following events which occurred at the June 23, 1998 shareholder's meeting:

               (i) the re-incorporation of the Company in the state of Delaware
               (ii) the election of Messrs. Walts and Hannah to the Board of Directors
               (iii) the ratification of the Alrenco, Inc. 1998 Stock Incentive Plan
               (iv) the resignation of Billy W. White, Sr. as Chief Executive Officer and the appointment of James G. Steckart as his successor

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

Date:  August 14, 1998

                                          HOME CHOICE HOLDINGS, INC.
                                               (Registrant)


                                          /s/ John T. Egeland
                                          --------------------------------
                                          John T. Egeland
                                          Chief  Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             EXHIBIT
-------                            -------

10.1                     First Amendment to Credit Agreement between Alrenco,
                         Inc. and Comerica Bank- Texas as lender and agent for certain other lenders

27.1                     Financial Data Schedule
