Form 10-K405/A
period 1997-12-31
HOME CHOICE HOLDINGS INC
filed 1998-11-02
CIK 1003521

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                             ---------------------
                           HOME CHOICE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                      ALRENCO, INC.                    35-1480655
(State or other jurisdiction of          (Former name)                  (I.R.S Employer
incorporation or organization)                                        Identification No.)

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

     Portions of the definitive proxy statement relating to the 1997 Annual Meeting of Shareholders of Alrenco, Inc., are incorporated into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................    1
  ITEM 1.  BUSINESS.........................................    1
     General................................................    1
     RTO Merger.............................................    1
     Rental-Purchase Industry...............................    2
     Merchandising..........................................    2
     Store Operations.......................................    3
     Purchasing and Distribution............................    5
     Marketing and Advertising..............................    6
     Service Marks..........................................    6
     Competition............................................    6
     Government Regulation..................................    7
     Employees..............................................    8
PART II.....................................................    9
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............    9
     General................................................    9
     Certain Components of Net Earnings.....................   10
     Results of Operations -- Supplemental Consolidated
      Results of Operations of the Company..................   11
     Comparison of Years Ended December 31, 1997 and 1996...   12
     Comparison of Years Ended December 31, 1996 and 1995...   14
     Results of Operations -- Historical....................   16
     Comparison of Years Ended December 31, 1997 and 1996...   16
     Comparison of Years Ended December 31, 1996 and 1995...   17
     Liquidity and Capital Resources........................   18
     Recent Accounting Pronouncements.......................   20
     Seasonality and Inflation..............................   20
     Depreciation Issues; Income Tax Consequences...........   21
     Other Matters..........................................   21
PART III....................................................   22
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT......................................   22
SIGNATURES..................................................   23

                                     PART I

     Unless otherwise stated herein, items required by Form 10-K and not contained herein are contained in the Form 10-K filed by Alrenco, Inc. on March 31, 1998 for the fiscal year ended December 31, 1998.

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

RENTAL-PURCHASE INDUSTRY

     Based on estimates of the Association of Progressive Rental Organization ("APRO"), in 1997, the rental-purchase industry had gross revenues of $4.1 billion and rented 5.8 million products to 2.9 million households through 7,500 stores.

     The Company's market includes customers with income at or below the median family income level in each of its individual markets. According to U.S. Census Bureau data, the median family income in 1990 was approximately $35,000. Approximately 50.5% of all households in the United States have incomes at or below this level.

     The rental-purchase industry is highly fragmented. Management of the Company believes, based on APRO information, that the majority of dealers operate fewer than 20 stores. The rental-purchase industry is experiencing consolidation primarily because larger, multi-unit operators have significant competitive advantages compared to their smaller competitors. Rental-purchase operators typically have been financed by a small number of commercial lenders who specialized in the industry. In recent years, many of the lenders have withdrawn from the market or imposed more restrictive lending standards. These conditions have reduced many smaller operators' access to the capital necessary to maintain and grow their business. Larger operators also enjoy greater purchasing power that enables them to provide more competitively priced merchandise and typically operate more efficiently than smaller operators because of better management information systems and economies of scale. Further, many smaller competitors lack the managerial resources necessary to operate larger rental-purchase operations efficiently across multiple locations. Based on their experience in the rental-purchase industry, management believes that these factors will continue to promote the trend toward consolidation and present an opportunity for well-capitalized operators to acquire additional stores on favorable terms.

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

                                                              NUMBER OF
STATE                                                          STORES
-----                                                         ---------
Alabama.....................................................      16
Arizona.....................................................      14
Arkansas....................................................      34
Colorado....................................................       7
Florida.....................................................      63
Georgia.....................................................      19
Indiana.....................................................      12
Kansas......................................................       1
Kentucky....................................................      14
Louisiana...................................................      37
Mississippi.................................................       9
Missouri....................................................       9
North Carolina..............................................       7
Ohio........................................................      16
Oklahoma....................................................      12
Nevada......................................................       3
New Mexico..................................................      11
South Carolina..............................................      12
Tennessee...................................................       6
Texas.......................................................     118
Utah........................................................       3
Virginia....................................................      11
West Virginia...............................................       6

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

COMPETITION

     The rental-purchase industry is highly competitive. As the following table illustrates, the eight largest rental-purchase chains accounted for 50.4% of the approximately 7,500 rental purchase stores in the United States.

                      RENTAL-PURCHASE INDUSTRY COMPETITORS

                                                                             NUMBER      PERCENTAGE OF
COMPANY(1)                                                    OWNERSHIP   OF STORES(2)    U.S. STORES
----------                                                    ---------   ------------   -------------
Rent-A-Center...............................................  Private (3)    1,500           20.0%
Renters Choice, Inc.(4).....................................  Public           770           10.3
Alrenco.....................................................  Public           440            5.9
Aaron's Rents, Inc.(4)......................................  Public           395            5.3
Rent-Way, Inc...............................................  Public           382            5.1
Central Rents...............................................  Private          168            2.2
Bestway Rental, Inc.........................................  Public            63            0.8
Rainbow Rentals.............................................  Private           62            0.8
                                                                             -----           ----
          Totals............................................                 3,780           50.4%
                                                                             =====           ====

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

                                    PART II

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

     Management of the Company continues to believe that the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions can be operated profitably. The 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions were managed by diverse management teams with significant differences in (i) goals and objectives relating to profitability, (ii) access to capital resources,
(iii) operating philosophies and strategies, and (iv) compensation programs. Management has taken steps to replenish inventories at these businesses and to implement operational controls, compensation plans and other systems designed to improve the perform-ance of these businesses. As a result of these steps, results of operations of the 1996 RTO Pooling Acquisitions and the 1997 RTO Pooling Acquisitions improved significantly during the third and fourth quarters of 1997.

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

     During the years ended December 31, 1996 and 1997, RTO and Alrenco purchased additional rental merchandise for aggregate amounts of $47.4 and $90.4 million, respectively. The significant increase in merchandise purchases during the year ended December 31, 1997 as compared to the periods ended in 1995 and 1996 reflects the cost of merchandising for 34 new stores opened during the period and the integration of 174 stores acquired through purchases or poolings-of-interests during the period. RTO and Alrenco collectively experienced an increase in accounts payable of $10.4 million for the year ended December 31, 1997. This increase corresponds, in part, to the increase in revenue over the same period and also reflects increased merchandise purchases during 1997.

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

     The Comerica Credit Agreement contains certain negative covenants that restrict the Company's ability to incur additional debt, make capital expenditures and pledge its assets. Under the Comerica Credit Agreement, the Company is restricted from incurring any additional debt except for, among certain other limited exceptions, (i) debt incurred to finance the acquisition of motor vehicles in an amount less than $5,000,000, (ii) other debt incurred to finance the acquisition of fixed or capital assets in an amount less than $1,000,000, (iii) debt of less than $3,000,000 incurred in connection with non-competition or signing bonuses entered into by the Company resulting from certain acquisitions and (iv) additional debt not exceeding $5,000,000. The Company also agreed that it would not incur any capital expenditures except (i) normal equipment replacement and maintenance expenditures charged to current operations, (ii) certain permitted business acquisitions and (iii) expenditures in the ordinary course of business not to exceed $6,000,000 in fiscal year 1998 and $3,000,000 in any fiscal year thereafter. Additionally, the Comerica Credit Agreement also prohibits the Company from incurring additional liens on the Company's property, assets or revenue except in certain limited circumstances.

     The Company is also subject to certain financial covenants pursuant to the Comerica Credit Agreement. First, the Company must maintain a net worth (defined as net book value of all of the Company's assets other than certain intangible assets minus all debt of the Company) of $25,000,000. Second, the Company must have positive net income in each quarter. Third, the Company's total debt may not exceed its total stockholders' equity at the end of any fiscal quarter. Finally, the Company must maintain fixed charge coverage ratios of: (i) 1.5 to 1 for the quarter ending March 31, 1998; (ii) 1.75 to 1 for the quarter ending June 30, 1998; and (iii) 2 to 1 for the quarters ending September 30, 1998 and after. The fixed charge coverage ratio is the ratio of EBITDAR (net income before interest, taxes, depreciation, amortization of intangibles, rental expenses and certain one-time charges) for the prior twelve months to the sum of interest expenses, rental expenses and dividends paid for the same period.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING CERTAIN DIRECTORS*

     Billy W. White, Sr. Mr. White has been a director of the Company since February 1998. From February 1998 until June 1998, Mr. White served as the Company's Chief Executive Officer. From February 1998 to May 1998, Mr. White was also President of the Company. Mr. White was President, Chief Executive Officer and a director of RTO from August 1996 until February 1998. From 1975 until August 1996, Mr. White was President and Chief Executive Officer of Action TV & Appliance Rental, Inc. ("Action"), which he founded in 1975. Since August 1996, Mr. White has been on the Board of Directors of the Association of Progressive Rental Organizations ("APRO"), and he served as President of APRO's board from August 1995 to August 1997. Mr. White has been a member of the Texas Association of Rental Agents since 1987 and served as President of that organization from 1994 through 1995 and as its Chairman from 1996 through 1997. Mr. White has also served on the Mesquite (Texas) Economic Development Foundation Board of Directors from 1993 to the present. Mr. White is the father-in-law of K. David Belt who was the Company's Chief Financial Officer during the past fiscal year.

     Edward W. Phifer, III. Mr. Phifer has been a director of the Company since February 1998. Mr. Phifer was a director RTO from December 1996 to February 1998. Mr. Phifer has been a director of E.J. Victor, Inc., a furniture manufacturer located in Morganton, North Carolina, since 1990. Mr. Phifer has served as Senior Vice President of E.J. Victor, Inc. since 1990, and since January 1, 1998 Mr. Phifer has been the President of International Sales for E.J. Victor, Inc. Prior to 1990, Mr. Phifer spent nine years in sales at Henredon Furniture Company and 16 years as Vice President, director and a partner at Hardwoods of Morganton, Inc. a lumber brokerage firm. Mr. Phifer is the brother-in-law of George D. Johnson, Jr., Chairman of the Board of the Company.

---------------

* The information required by Item 10 not contained herein is set forth in the definitive proxy statement relating to the 1998 Annual Meeting of Shareholders of Alrenco, Inc. filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Item 10 not contained herein are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOME CHOICE HOLDINGS, INC.

                                          By:      /s/ JOHN T. EGELAND
                                            ------------------------------------
                                                      John T. Egeland
                                                  Chief Financial Officer

Dated: November 2, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                /s/ JAMES G. STECKART                  Chief Executive Officer        November 2, 1998
-----------------------------------------------------    (principal executive
                  James G. Steckart                      officer)

                 /s/ JOHN T. EGELAND                   Chief Financial Officer        November 2, 1998
-----------------------------------------------------    (principal financial and
                   John T. Egeland                       accounting officer)

             /s/ GEORGE D. JOHNSON, JR.                Chairman of the Board          November 2, 1998
-----------------------------------------------------
               George D. Johnson, Jr.

               /s/ BILLY W. WHITE, SR.                 Director                       November 2, 1998
-----------------------------------------------------
                 Billy W. White, Sr.

              /s/ EDWARD W. PHIFER, III                Director                       November 2, 1998
-----------------------------------------------------
                Edward W. Phifer, III

                /s/ MICHAEL D. WALTS                   Director                       November 2, 1998
-----------------------------------------------------
                  Michael D. Walts

                /s/ THOMAS E. HANNAH                   Director                       November 2, 1998
-----------------------------------------------------
                  Thomas E. Hannah