Form 10-Q/A
period 1998-06-30
HOME CHOICE HOLDINGS INC
filed 1998-11-02
CIK 1003521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

--------------------------------------------------------------------------------

                                  FORM 10-Q/A

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

                                     INDEX


PART I.  Financial Information                                                      Page No.

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 3

SIGNATURES                                                                              10

HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES

Information required by Form 10-Q and not contained herein is contained in the Form 10-Q filed by Home Choice Holdings, Inc. filed on August 14, 1998 for the quarter ended June 30, 1998.

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

         On February 26, 1998, immediately following the RTO Merger, the Company entered into a revolving credit facility with Comerica Bank as lender and agent for certain other lenders (the "Comerica Credit Agreement") which provides for a $50,000,000 secured three-year credit facility. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are met, to increase the amount available under the Comerica Credit Agreement to $100,000,000. On April 1, 1998 the Company entered into an agreement to increase the amount of the revolving line of credit under the Comerica Credit Agreement to $60,000,000. On June 22, 1998 the Company signed the First Amendment to the Comerica Credit Agreement whereby the borrowings available were increased to $80,000,000. The Company was in violation of certain financial covenants as of June 30, 1998; however, the Company obtained waivers from the lender with respect to such covenants. Additionally, certain covenants contained in the Comerica Credit Agreement were modified and a new financial covenant was added. The negative covenants related to the incurring of additional debt by the Company and the permitting of additional liens against the Company's property, assets or revenue were modified to allow for the incurring of additional debt and the imposition of liens in connection with interest rate protection agreements. In addition, a new financial covenant was added providing the Company must maintain ratios of total debt to EBITDA (defined as net income before adjustment for interest expense, taxes, depreciation and amortization of intangibles) of (i) 4 to 1 as of the end the quarters ending June 30, 1998 and September 30, 1998 and (ii) 3.5 to 1 as of the end of the quarters ending December 31, 1998 and after. Management of the Company is currently negotiating a second amendment to the Comerica Credit Agreement in order to modify the financial covenants. Management believes the Company will meet the requirements of these modified financial covenants and that the $80,000,000 available under the agreement when combined with the Company's internal working capital will be sufficient to meet all of the Company's current capital requirements.

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

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf of the undersigned thereto duly authorized.

Date:  November 2, 1998


                                          HOME CHOICE HOLDINGS, INC.
                                               (Registrant)



                                          /s/ John T. Egeland
                                          --------------------------------
                                          John T. Egeland
                                          Chief  Financial Officer