Form 10-Q
period 1998-09-30
HOME CHOICE HOLDINGS INC
filed 1998-11-12
CIK 1003521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, AS OF THE CLOSE OF BUSINESS NOVEMBER 12, 1998: 17,025,938

                   HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

                         FINANCIAL INFORMATION                        PAGE NO.
Item 1.  Financial Statements

     Consolidated Balance Sheets as
            of December 31, 1997 and September 30, 1998                   3

     Consolidated Statements of Operations for
            the quarters ended September 30, 1997 and 1998                4

     Consolidated Statements of Operations for
            the nine month periods ended September 30, 1997 and 1998      5

     Consolidated Statements of Cash Flow for the
            nine month periods ended September 30, 1997 and 1998          6

     Notes to Consolidated Condensed Financial Statements                 7


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10

Other Information

Item 5.  Other Information

     Second Amendment to Comerica Credit Agreement

Item 6.  Exhibits and Reports on Form 8-K

     Execution of Merger Agreement with Rent-Way, Inc.

     Financial results for the three and nine month periods ended September 30, 1998

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                         1997           1998
                                                                                     (UNAUDITED)
                                                                    -------------- --------------
ASSETS
Cash and cash equivalents                                           $   3,569,132  $   4,150,670
Rental merchandise, net                                                97,260,578     98,068,920
Prepaid expenses and other assets                                       6,342,919      5,874,406

Deferred income taxes                                                   6,135,051      6,726,391
Property and equipment, net                                            15,038,978     18,882,121
Notes receivable                                                          243,535        327,927

Income tax receivable                                                   2,429,249      2,803,412
Intangible assets, net                                                 92,541,249     92,844,422
                                                                    -------------  -------------
               Total assets                                         $ 223,560,691  $ 229,678,269
                                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Book overdraft                                                      $          --  $   7,801,944
Accounts payable, trade                                                18,701,265      9,760,657
Accrued liabilities                                                    12,393,040     14,689,027
Deferred income taxes                                                   1,293,919      1,293,919
Notes payable                                                          48,161,872     60,561,229
                                                                    -------------  -------------
               Total liabilities                                       80,550,096     94,106,776
                                                                    -------------  -------------

Commitments and contingencies                                                  --             --

Stockholders' equity:
     Preferred stock, no par; 10,000,000 shares authorized,
      none issued or outstanding at December 31, 1997 and $.01
      par; 25,000,000 shares authorized, none issued or
      outstanding at September 30 1998                                         --             --

     Common stock, no par; 75,000,000 shares authorized;
      16,957,119 shares issued and outstanding at December 31,
      1997 and $.01 par, 17,025,938 issued and outstanding at
      September 30, 1998                                              149,385,777        170,260
     Paid-in capital                                                           --    150,062,067
     Unamortized stock awards                                            (987,810)            --
     Accumulated deficit                                               (5,387,372)   (14,660,834)
                                                                    -------------  -------------
               Total stockholders' equity                             143,010,595    135,571,493
                                                                    -------------  -------------
               Total liabilities and stockholders' equity           $ 223,560,691  $ 229,678,269
                                                                    =============  =============

    The accompanying notes are an integral part of these statements.

                 HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                             For the Quarters Ended
                                   (Unaudited)

                                                    SEPTEMBER 30,
                                             ---------------------------
                                                 1997           1998
                                             -------------  ------------
REVENUE:
  Rental and fee revenue                     $ 57,467,247   $ 62,801,462
  Cash sales and other revenue                  1,807,319      2,158,387
                                             ------------   ------------
       Total revenue                           59,274,566     64,959,849
                                             ------------   ------------

Operating expenses:
   Direct store expenses:
     Depreciation and disposition of rental
       merchandise                             15,275,059     20,452,141
     Other                                     35,458,561     35,646,920
                                             ------------   ------------
                                               50,733,620     56,099,061
   Corporate expenses                           5,300,041      4,870,397
   Cost of business combinations                  362,121         25,112
   Name change expense                                 -         392,687
   Amortization of intangibles                  2,450,683      1,523,283
   Key executives signing bonuses                 400,119             -
                                             ------------   ------------
       Total operating expenses                59,246,584     62,910,540
                                             ------------   ------------
       Operating income                            27,982      2,049,309
   Other income (expense):
     Interest expense                            (662,837)    (1,223,881)

     Interest income                                   -          15,705
     Other non-operating income, net            1,074,819        318,877
                                             ------------   ------------
       Income before income taxes                 439,964      1,160,010
Income tax expense                                573,259        403,481
                                             ------------   ------------
       Net income (loss)                     $   (133,295)  $    756,529
                                             ============   ============

Net income and net loss per share:
   Basic                                     $      (0.01)  $       0.04
                                             ============   ============
   Diluted                                   $      (0.01)  $       0.04
                                             ============   ============

Weighted average shares outstanding:
     Basic                                     16,944,859     17,016,576
                                             ============   ============
     Diluted                                   16,944,859     17,046,626
                                             ============   ============


The accompanying notes are an integral part of these statements.

                   HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        For the Nine Month Periods Ended
                                   (Unaudited)

                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                       1997           1998
                                                  -------------  -------------
REVENUE:
   Rental and fee revenue                          $164,160,055   $188,131,031
   Cash sales and other revenue                       5,267,186      7,903,221
                                                   ------------   ------------
       Total revenue                                169,427,241    196,034,252
                                                   ------------   ------------

Operating expenses:
   Direct store expenses:
     Depreciation and disposition of rental
       merchandise                                   43,316,498     60,025,129
     Other                                           96,476,172    107,542,832
                                                   ------------   ------------
                                                    139,792,670    167,567,961
     Corporate expenses                              16,086,010     18,580,222
     Cost of business combinations                      864,081     11,139,652
     Name change expense                                     -       1,027,178
     Amortization of intangibles                      8,107,921      5,120,044
     Key executives signing bonuses                     400,119             -
                                                   ------------   ------------
        Total operating expenses                    165,250,801    203,435,057
                                                   ------------   ------------
        Operating income (loss)                       4,176,440     (7,400,805)
     Other income (expense):
       Interest expense                              (1,602,118)    (3,531,835)
       Interest income                                  194,318        179,187
       Other non-operating income (expense), net        944,253       (517,714)
                                                   ------------   ------------
         Income (loss) before income taxes            3,712,893    (11,271,167)
Income tax expense (benefit)                          2,688,331     (1,997,705)
                                                   ------------   ------------
         Net income (loss)                         $  1,024,562   $ (9,273,462)
                                                   ============   ============

Pro forma net income and net loss per share:
     Pro forma income                              $ 1,024,562
     Pro forma income tax benefit                      213,835
                                                   -----------
     Pro forma net income                          $ 1,238,397
                                                   ===========

Pro forma net income and net loss per share:
     Basic                                         $       .07    $       (.55)
                                                   ===========    ============
     Diluted                                       $       .07    $       (.55)
                                                   ===========    ============
Weighted average shares outstanding:
     Basic                                         $16,935,524    $ 16,986,251
                                                   ===========    ============
     Diluted                                       $17,380,857    $ 16,986,251
                                                   ===========    ============

    The accompanying notes are an integral part of these statements.

                   HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                        For the Nine Month Periods Ended
                                   (Unaudited)

                                                                              SEPTEMBER 30,
                                                                      -----------------------------
                                                                          1997            1998
                                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  1,024,562    $ (9,273,462)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
      Loss on disposition of property and equipment                         91,576         850,994
      Gain on sale of stores, net                                         (950,366)       (174,411)
      Depreciation and disposition of rental
        merchandise                                                     43,316,498      60,025,129
      Amortization of intangibles                                        8,107,921       5,120,044
      Depreciation of property and equipment                             2,394,523       2,905,162
      Deferred income taxes                                                (77,697)       (591,340)
        Amortization of stock awards                                       145,746         987,810
        Name change expenses,  non-cash property and equipment                  -          681,637
    Changes in operating assets and liabilities, net of
    effects of acquisitions of businesses:
        Purchases of rental merchandise                                (50,270,412)    (58,561,171)
        Accounts payable and accrued expenses                              140,918      (8,241,772)
        Other assets                                                    (1,331,358)        475,695
        Income taxes receivable                                           (502,982)       (374,163)
                                                                      ------------    ------------
            Net cash provided by (used in) operating activities          2,088,929      (6,169,848)
                                                                      ------------    ------------
Cash flows from investing activities:
     Purchase of property and equipment                                 (4,007,676)     (8,254,005)
     Proceeds from sale of property and equipment                        3,516,393          77,789
     Acquisitions of businesses, net of cash acquired                  (49,101,390)     (4,903,381)
     Payment made for SKC store exchange                                        -       (1,132,476)
     Payments (advances) on notes receivable                               492,921         (84,392)
     Increase in loan to stockholder                                        (7,018)             -
                                                                      ------------    ------------
            Net cash used in investing activities                      (49,106,770)    (14,296,465)
                                                                      ------------    ------------
Cash flows from financing activities:
     Book overdraft                                                             -        7,801,944
     Purchase of common stock from dissenters                             (265,679)             -
     Proceeds from stock options                                           179,574         846,550
     Net repayment of old revolving credit facilities                           -      (45,725,592)
     Net borrowings under old revolving credit facilities               30,798,080       4,036,307
     Net repayment of new revolving credit facilities                           -         (700,000)
     Net borrowings under new revolving credit facilities                       -       60,500,000
     Payments on notes payable and capital leases                      (14,353,797)     (5,711,358)
     Distributions to S corporation shareholders                           (76,616)             -
                                                                      ------------    ------------
            Net cash provided by financing activities                   16,281,562      21,047,851
                                                                      ------------    ------------
Net (decrease) increase in cash                                        (30,736,279)        581,538
Cash and cash equivalents at beginning of period                        35,745,989       3,569,132
                                                                      ------------    ------------
Cash and cash equivalents at end of period                            $  5,009,710    $  4,150,670
                                                                      ============    ============

The accompanying notes are an integral part of these statements.

    HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying consolidated condensed financial statements of Home Choice Holdings, Inc., successor in interest to Alrenco, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position of the Company as of September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1997 and 1998, and the statements of cash flow for the nine month periods ended September 30, 1997 and 1998. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the operating results for the full year. These interim financial statements should be read in conjunction with the Form 10-K and Form 10-K/A for the year ended December 31, 1997, including the financial statements and notes contained therein, filed with the Securities and Exchange Commission.

2.  ACQUISITIONS

    During the quarter ended September 30, 1998, the Company purchased six stores from a company doing business as Northwest Rent-to-Own for cash of approximately $3.0 million. On September 9, 1998 the Company purchased one rental-purchase portfolio for cash of approximately $0.1 million.

    During the quarter ended June 30, 1998, the Company purchased five stores and two rental-purchase portfolios for approximately $1.3 million. During the quarter ended March 31, 1998, the Company purchased one store which had not been opened, one store which was an operating location and one rental-purchase portfolio for approximately $0.5 million. During the quarter ended September 30, 1997 the Company purchased the assets of 28 rent-to-own stores in three separate transactions for cash consideration of $10.3 million. During the quarter ended June 30, 1997 the Company purchased 14 stores and four rental-purchase portfolios for approximately $5.6 million. During the quarter ended March 31, 1997, in 30 separate transactions, the Company purchased 72 stores and seven rental-purchase portfolios for approximately $33.2 million.

    The above acquisitions have been accounted for as purchases, as defined by Accounting Principles Board ("APB") Opinion No. 16, and, accordingly the operating results of the acquired businesses have been included in the results of operations since their respective acquisition dates. The purchase prices have been allocated as follows for the nine months ended September 30, 1997 and 1998:

                                              1997             1998
                                         ------------      ------------
Rental Merchandise                       $ 16,655,771      $  1,962,511
Property and equipment                      2,335,924           253,624
Intangible assets                          43,707,350         2,685,086
Other assets                                  747,897             2,160
Accounts payable and accrued expenses      (1,755,398)                -
Notes payable assumed                      (5,151,794)                -
Notes payable issued                       (7,100,000)                -
Deferred tax liability                       (338,360)                -
                                         ------------      ------------
Cash paid, net of cash acquired          $ 49,101,390      $  4,903,381
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

                                   UNAUDITED PRO FORMA
                                 RESULTS OF OPERATIONS
                                   NINE MONTHS ENDED
                                   SEPTEMBER 30, 1997
                                  ------------------
Revenue                             $   181,663,908
Pro Forma net income                $       196,574
Pro forma net income per share:

    Basic                           $           .01
    Diluted                         $           .01

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

3.  EXCHANGE OF STORES

    On September 30, 1998, the Company entered into an asset purchase and exchange agreement with SKC Enterprises Inc. ("SKC") whereby the Company exchanged five stores and approximately $1.1 million in cash for seven SKC stores. The Company recognized a gain of approximately $0.3 million as a result of the transaction with SKC. The following table summarizes the book value of the assets disposed of and the fair value of the assets purchased from SKC:

                    BOOK VALUE OF ASSETS SOLD TO SKC
                    Rental Merchandise                       $ 837,256
                    Property and equipment                     127,272
                                                             ---------
                                                             $ 964,528
                                                             =========

                    FAIR VALUE OF ASSETS PURCHASED FROM SKC
                    Rental Merchandise                     $ 1,147,045
                    Property and equipment                      90,898
                    Intangible assets                        1,141,980
                    Other assets                                 5,022
                                                           -----------
                                                           $ 2,384,945
                                                           ===========


4.  EARNINGS PER SHARE

    On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." ("SFAS No. 128"). In accordance with SFAS No. 128, the Company computes basic pro forma net income and net loss per share based on the weighted-average number of common shares outstanding during each period presented. Diluted pro forma net income and net loss per share is computed based on the weighted-average number of common shares plus the dilutive effect of all potentially dilutive securities, principally stock options, during each period presented. For the nine month period ended September 30, 1998, and the three month period ended September 30, 1997, the diluted earnings per share excludes the effects of convertible notes and stock options as they are considered anti-dilutive. All prior period net income and net income per share amounts have been restated to comply with the provisions of SFAS No. 128.

    Basic and diluted earnings per common share is computed based on the following information (In thousands, except for per share data):


                                          FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30      ENDED SEPTEMBER 30

                                            1997        1998        1997        1998
                                            ----        ----        ----        ----
 Net income (loss)                       $  (133)      $  757      $1,238     $ (9,273)
                                         =======       ======      ======     ========
 Weighted average number of shares
 outstanding during the period            16,945       17,017      16,936       16,986
 Dilutive stock options                       -           30          166           -
 Dilutive debt                                -            -          279           -
 Weighted average number of shares used
 in calculation of diluted earnings per
 common share                             16,945       17,047      17,381       16,986
                                         =======       ======      ======     ========
 Basic earnings per common share         $  (.01)      $  .04      $  .07     $   (.55)
                                         =======       ======      ======     ========
 Diluted earnings per common share       $  (.01)      $  .04      $  .07     $   (.55)
                                         =======       ======      ======     ========


5.  NOTES PAYABLE

    On February 26, 1998, immediately following the merger of RTO, Inc. ("RTO") with and into the Company (the "RTO Merger") the Company entered into a new revolving credit facility (the "Comerica Credit Agreement") with Comerica Bank, as lender and agent for certain other lenders, which provided for a $50 million secured three-year credit facility. The Comerica Credit Agreement replaced the existing credit agreements of Alrenco, Inc. and RTO. The Comerica Credit Agreement provides for interest rates based on a base rate (as defined) which is the greater of the agent's prime rate, the federal funds rate plus 100 basis points, or a "Eurodollar Rate", plus an applicable margin. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are met, to obtain an increase in the amount available under the Comerica Credit Agreement up to an aggregate amount of $100 million. The Comerica Credit Agreement is collateralized by substantially all assets of the Company and by a pledge of the stock of the Company's subsidiaries.

    On April 1, 1998, borrowings available under the Comerica Credit Agreement were increased to $60 million. On June 22, 1998 the Company signed the First Amendment to the Comerica Credit Agreement whereby the borrowings available were increased to $80 million and additional financial covenants were provided. On August 17, 1998 the Company signed the second amendment to the Comerica Credit Agreement which modified the financial covenants. As of September 30, 1998 the Company was in compliance with these modified financial covenants.

6.  RECLASSIFICATIONS

    Certain reclassifications were made to the prior period financial statements to conform with the current period presentation.

7.  STATEMENTS OF CASH FLOW

    Excluded from the Consolidated Statements of Cash Flow were the effect of the following noncash activities for the nine month periods ended September 30, 1997 and 1998:

September 30, 1997

o The issuance of common stock to settle notes payable totaling approximately $0.6 million to certain shareholders

o Approximately $0.3 million in capital leases were entered into by the Company

o In connection with certain purchase acquisitions, the Company issued a total of $7.1 million of notes payable to individuals

September 30, 1998

o Entered into a non-compete agreement with a shareholder for approximately $1.6 million payable over five years.

o In conjunction with the asset purchase and exchange agreement with SKC the Company exchanged cash of $1.1 million and five stores with assets having a net book value of $1.0 million in exchange for seven stores with a fair value of $2.4 million

8.  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

    Management believes that the adoption of SFAS Nos. 131, 132 and 133 will not have a material impact on the consolidated financial statements of the Company.

9.  REINCORPORATION

    On June 23, 1998, Alrenco, Inc. was reincorporated in the State of Delaware as Home Choice Holdings, Inc. The reincorporation was accounted for as a tax-free reorganization of companies under common control in a manner similar to a pooling-of-interests. Upon the effectiveness of the reincorporation each outstanding share of no par Alrenco, Inc. common stock was converted into one share of Home Choice Holdings, Inc. common stock, par value $.01.

10. PENDING MERGER

    On September 1, 1998, the Company executed an Agreement and Plan of Merger with Rent-Way, Inc. ("Rent-Way"). Under the terms of the agreement each stockholder of the Company will be entitled to receive .588 shares of Rent-Way's common stock in exchange for each outstanding share of the Company's common stock. The merger agreement is subject to customary approvals and consents, including the approval by stockholders of the Company and Rent-Way. The meetings of the stockholders of the Company and Rent-Way have been set for December 10, 1998, and the closing of the merger is expected thereafter.

HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following table summarizes the quarterly store activity for 1997 and 1998.

                                          1997           1998
                                      -------------  --------------
Store  locations  at January 1,            287            434
                                           ===            ===
Locations acquired                          80              1
New store openings                           5             14
Locations sold                               -             (1)
Mergers into existing stores                (2)            (3)
                                           ---            ---
Store locations at March 31,               370            445
                                           ===            ===
Locations acquired                          14              5
New store openings                           7             18
Locations sold                              (1)            (2)
Mergers into existing stores                 -            (10)
                                           ---            ---
Store locations at June 30,                390            456
                                           ===            ===
Locations acquired                          28             13
New store openings                           4              1
Locations sold                              (7)            (5)
Mergers into existing stores                (2)            (1)
                                           ---            ---
Store locations at September 30,           413            464
                                           ===            ===
Locations acquired                           5
New store openings                          19
Locations sold                               -
Mergers into existing stores                (3)
                                           ---
Store locations at December 31,            434
                                           ===


RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 1998 and 1997
------------------------------------------------------------

    Revenues. Revenue for the quarter ended September 30, 1998 increased $5.7 million or 9.6% to $65.0 million from the comparable quarter in 1997. New stores opened in 1997 contributed $3.0 million to the increase from the quarter ended September 30, 1997. Revenues from 1997 purchase acquisitions increased $0.9 million from $15.0 million for the quarter ended September 30, 1997 to $15.9 million for the quarter ended September 30, 1998. Revenues from 1998 purchase acquisitions and new stores opened in 1998 were $1.9 million and $1.2 million respectively, for the quarter ended September 30, 1998. These increases were offset by a decrease in revenues from existing stores as of December 31, 1996 (excluding 1997 and 1998 purchases and new store openings) of $1.4 million or 3.1% to $42.1 million for the quarter ended September 30, 1998 from $43.5 million for the same quarter last year. This decrease in revenues from existing stores is primarily attributable to the sale of seven stores in the quarter ended September 30, 1997 which had revenues of $2.0 million for the quarter ended September 30, 1997 and contributed no revenue for the quarter ended September 30, 1998.

    Depreciation and Disposition of Rental Merchandise. Depreciation and disposition of rental merchandise increased $5.2 million or 33.9% to $20.5 million for the quarter ended September 30, 1998 from $15.3 million for the comparable period in 1997. As a percentage of revenues, depreciation and* disposition of rental merchandise for the third quarter of 1998 increased to 31.5% from 25.8% for the quarter ended September 30, 1997. The factors contributing to the increase in depreciation and disposition of rental merchandise as a percentage of revenues in 1998 as compared to 1997 are as follows: (i) in 1997, a conforming adjustment was recorded in order to depreciate all rental merchandise using the income forecasting method which resulted in a non-recurring decrease in expense of approximately $0.4 million; (ii) the inability of certain of the 1996 and 1997 pooling acquisitions to replenish rental merchandise during the last quarter of 1996 and the first quarter of 1997 (depreciation and disposition is typically lower for used merchandise); and (iii) an increase in inventory charge-offs recorded in 1998.

    Other Direct Store Expenses. Other direct store expenses increased $0.1 million or 1.0% to $35.6 million for the quarter ended September 30, 1998 from $35.5 million for the comparable period in 1997. As a percentage of revenues, other direct store expenses decreased 4.9% to 54.9% for the quarter ended September 30, 1998 compared to 59.8% for the quarter ended September 30, 1997. The increase in other direct store expenses is primarily attributable to (i) $0.7 million of increased store occupancy costs (ii) $2.1 million of increased salaries and wages and (iii) $ offset by a decrease in advertising and other direct store expenses of $2.6 million.

    Corporate Expenses. Corporate expenses decreased $0.4 million or 7.5% to $4.9 million for the quarter ended September 30, 1998 from $5.3 million for the comparable period in 1997. As a percentage of revenues, corporate expenses decreased to 7.5% for the quarter ended September 30, 1998 compared to 8.9% for the quarter ended September 30, 1997. The decrease in expenses is as a result of a plan initiated on July 23, 1998 to reduce corporate overhead. As part of this plan, the Company eliminated 64 full and part-time positions at the corporate level.

    Cost of Business Combinations. Cost of business combinations for the quarter ended September 30, 1998 consist primarily of expenses incurred in order to maintain an acquisitions department. Costs incurred during the corresponding period in 1997 were in conjunction with seven pooling-of-interest transactions.

    Name Change Expenses. During the quarter ended December 31, 1997, prior to its merger with the Company, RTO initiated a program to change the name of its stores to "HomeChoice Lease or Own" from the various trade names acquired by RTO in its 1996 and 1997 purchase and pooling acquisitions. The Company incurred expenses of $0.4 million during the quarter ended September 30, 1998 in connection with the program compared to $0.2 million during the quarter ended June 30, 1998. The Company does not expect to incur a significant amount of additional name change expenses for the remainder of 1998.

    Amortization of Intangibles. Amortization of intangibles decreased $1.0 million to $1.5 million in 1998 from $2.5 million in 1997. As a percentage of revenues, amortization of intangibles decreased from 4.1% for the quarter ended September 30, 1997 to 2.3% for the quarter ended September 30, 1998. The decrease is attributable to the reduced amortization expense of the 1996 and 1997 purchase acquisitions primarily for customer rental agreements which are amortized on an accelerated method over an estimated useful life of 18 months.

    Other non-operating income (expense), net. Other non-operating income (expense), net, in 1998 is primarily the gain on sale of stores of $0.3 million resulting from the exchange of stores with SKC. In 1997, Other non-operating income (expense), net, was attributable to a $1.0 million gain on sale of assets which were previously held by the Company.

    Net Income (Loss). For the quarter ended September 30, 1998, the Company had net income of $0.8 million compared to a net loss of $0.1 million for the quarter ended September 30, 1997 for the reasons discussed above.

Comparison of Nine Months ended September 30, 1998 and 1997
-----------------------------------------------------------

    Revenues. Revenue for the nine month period ended September 30, 1998 increased $26.6 million or 15.7% to $196.0 million from the comparable period in 1997. New stores opened in 1997 contributed $9.0 million to the increase from the year-to-date ended September 30, 1997. Revenues from 1997 purchase acquisitions increased $14.1 million from $36.0 million for the year-to-date ended September 30, 1997 to $50.1 million for the year-to-date ended September 30, 1998. Revenues from 1998 purchase acquisitions and 1998 new stores were $1.7 million and $2.8 million respectively, for the year-to-date ended September 30, 1998. Revenues from stores existing as of December 31, 1996 (excludes 1997 and 1998 purchases and new store openings) decreased $1.1 million to $131.1 million for the year to date ended September 30, 1998 from $132.2 million for the comparable period in 1997. The decrease in revenues from existing stores is a result of the sale of seven stores in the quarter ended September 30, 1997 which had revenues of $3.0 million for the nine months ended September 30, 1997 and which contributed no revenues in 1998.

    Depreciation and Disposition of Rental Merchandise. Depreciation and disposition of rental merchandise increased $16.7 million or 38.6% to $60.0 million for the year to date ended September 30, 1998 from $43.3 million for the comparable period in 1997. As a percentage of revenues, depreciation and disposition of rental merchandise for the nine months ended September 30, 1998 increased to 30.6% from 25.6% for the year to date ended September 30, 1997. The factors contributing to the increase in depreciation and disposition of rental merchandise as a percentage of revenues in 1998 as compared to 1997 are as follows: (i) in 1997, a conforming adjustment was recorded in order to depreciate all rental merchandise using the income forecasting method which resulted in a non-recurring decrease in expense of approximately $0.4 million; (ii) the inability of certain of the 1996 and 1997 Pooling Acquisitions to replenish rental merchandise during the last quarter of 1996 and the first quarter of 1997, (depreciation and disposition is typically lower for used merchandise); and (iii) an increase in inventory charge-offs recorded in 1998.

    Other Direct Store Expenses. Other direct store expenses increased $11.0 million or 11.5% to $107.5 million for the year-to-date ended September 30, 1998 from $96.5 million for the comparable period in 1997. As a percentage of revenues other direct store expenses decreased 2.0% to 54.9% for the year to date ended September 30, 1998 compared to 56.9% for the year-to-date ended September 30, 1997. The increase in other direct store expenses is primarily attributable to (i) $1.3 million of increased advertising costs, (ii) $2.8 million of increased store occupancy costs, (iii) $8.2 million of increased salaries and wages and (iv) off-set by a decrease in other direct expenses of $1.2 million.

    Corporate Expenses. Corporate expenses increased $2.5 million or 15.5% to $18.6 million for the year-to-date ended September 30, 1998 from $16.1 million for the comparable period in 1997. As a percentage of revenues, corporate expenses remained at 9.5% for the year-to-date ended September 30, 1998 and 1997. This is a result of the additional staff and facilities necessary to administer the 1997 purchase and pooling acquisitions and the RTO Merger offset by the decrease in expenses as a result of a plan initiated on July 23, 1998 to reduce corporate overhead. As part of this plan, the Company eliminated 64 full and part-time positions at the corporate level.

    Cost of Business Combinations. Cost of business combinations for the nine months ended September 30, 1998 increased $10.2 million to $11.1 million from $0.9 million for the comparable period in 1997. In 1998, cost of business combinations are attributable to costs associated with the RTO Merger. The RTO Merger costs included: (i) investment banker fees, proxy presentation, printing and other professional fees; (ii) employee severance and other costs associated with relocating the corporate headquarters from Indiana to Texas; (iii) costs related to closing and merging stores in the same markets following the merger;
(iv) amortization expense of stock awards which vested fully upon the RTO Merger; and (v) costs associated with terminating certain leases. Included in the nine month period ended September 30, 1998 are costs incurred in order to maintain an acquisitions department of $0.3 million offset by a net reduction in the estimated accrual for lease terminations of $0.5 million and an increase in other business combination costs of $0.5 million. Cost of business combinations for the nine months ended September 30, 1997 were incurred in connection with seven pooling acquisitions.

    Name Change Expenses. During the year to date ended December 31, 1997, prior to its merger with the Company, RTO initiated a program to change the name of its stores to "HomeChoice Lease or Own" from the various trade names it acquired in its 1996 and 1997 purchase and pooling acquisitions. The Company has incurred $1.0 million for the year-to-date ended September 30, 1998 in connection with this program. The Company does not expect to incur a significant amount of additional name change expenses for the remainder of 1998.

    Amortization of Intangibles. Amortization of intangibles decreased $3.0 million to $5.1 million for the nine months ended September 30, 1998 from $8.1 million for the comparable period in 1997. As a percentage of revenues, amortization of intangibles decreased from 4.8% for the year to date ended September 30, 1997 to 2.7% for the year-to-date ended September 30, 1998. The decrease is attributable to the reduced amortization expense of the 1996 and 1997 purchase acquisitions primarily for customer rental agreements which are amortized on an accelerated method over an estimated useful life of 18 months.

    Other non-operating income (expense), net. Other non-operating income (expense), net, in 1998 consists primarily of costs incurred as a result of the Company's decision to close the east regional office located in New Albany, Indiana during the quarter ended June 30, 1998, which was off-set by the gain on sale of stores of $0.3 million resulting from the exchange of stores with SKC. In 1997, other non-operating income (expense), net, was primarily attributable to a $1.0 million gain on sale of assets previously held by the Company.

    Net Income (Loss). For the nine month period ended September 30, 1998, the Company experienced a net loss of $9.3 million compared to net income of $1.0 million for the nine months ended September 30, 1997 for the reasons discussed above.

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

    Historically, the Company's growth has been financed through internally generated working capital, borrowings under loan agreements and the issuance of common stock. During the nine month periods ended September 30, 1997 and 1998, the Company did not issue common stock for purposes of raising capital.

    The Company has opened 33 new stores during the first nine months of 1998 and does not expect to open any additional new stores for the remainder of the year. The new stores opened in 1998 are expected to operate at a loss for a period of six to nine months from their respective openings. For the first nine months of 1998 the Company has incurred operating losses of $2.4 million related to these new stores. Purchased stores may also be unprofitable when acquired or may become unprofitable during the period of acquisition due to disruptions in their business operations caused by the acquisition. Some stores purchased as part of an acquisition of a larger group of stores may be closed because they are unprofitable. The operating results of the new and acquired stores may also suffer because of disruptions associated with integrating their operations into the existing operations of the Company. Because of these factors, the growth of the Company's business through new store openings and acquisitions of existing stores is likely to affect the Company's results of operations and financial condition. Such factors may also cause results to vary from quarter to quarter and may cause the market price of Common Stock to fluctuate substantially.

    On February 26, 1998, immediately following the RTO Merger, the Company entered into a revolving credit facility with Comerica Bank as lender and agent for certain other lenders (the "Comerica Credit Agreement") which provides for a $50 million secured three-year credit facility. Under the Comerica Credit Agreement, the Company has the option, provided that certain conditions are met, to increase the amount available under the Comerica Credit Agreement to $100 million. On April 1, 1998, the Company entered into an agreement to increase the amount of the revolving line of credit under the Comerica Credit Agreement to $60 million. On June 22, 1998, the Company signed the First Amendment to the Comerica Credit Agreement whereby the borrowings available were increased to $80 million. The Company was in violation of certain financial covenants as of June 30, 1998; however, the Company obtained waivers from the lender with respect to such covenants. Additionally, certain covenants contained in the Comerica Credit Agreement were modified and a new financial covenant was added. The negative covenants related to the incurring of additional debt by the Company and the permitting of additional liens against the Company's property and the imposition of liens in connection with interest rate protection agreements. In addition, a new financial covenant was added providing the Company must maintain ratios of total debt to debt to EBITDA (defined as net income before adjustment for interest expense, taxes, depreciation and amortization of intangibles) of (i) 4 to 1 as of the end of the quarters ending June 30, 1998 and September 30, 1998 and (ii) 3.5 to 1 as of the end of the quarter ended December 31, 1998 and after.

    On August 17, 1998 the Company signed the Second Amendment to the Comerica Credit Agreement ("Second Amendment") which further modified the financial covenants. In accordance with the Second Amendment the Company must maintain a fixed charge coverage ratio of (i) 1.35 to 1 for the quarter ended September 30, 1998, (ii) 1.6 to 1 for the quarter ended December 31, 1998, (iii) 1.8 to 1 for the quarter ended March 31, 1999, (iv) 2.15 to 1 for the quarter ended June 30, 1999 and (v) 2.25 for the quarter ended September 30, 1999 and after. In addition, the Company must maintain a ratio of Total Debt to EBITDA of (i) 5.25 to 1 for the quarter ending September 30, 1998, (ii) 3.75 to 1 for the quarter ended December 31, 1998 and (iii) 3.5 to 1 for the quarter ended March 31, 1999 and after. The Company is in compliance with the requirements of these modified financial covenants. In addition, management of the Company believes the $80 million available under the agreement when combined with the Company's internal working capital will be sufficient to meet all of the Company's current capital requirements.

    Net cash used in operating activities for the nine months ended September 30, 1998 was $6.2 million compared to net cash provided by operating activities of $2.1 million for the nine months ended September 30, 1997. The change is primarily attributable to (i) increased purchases of rental merchandise of $8.3 million, (ii) a decrease in accounts payable and accrued expenses of $8.4 million, (iii) a $16.7 million increase in depreciation and disposition of rental merchandise and (iv) a $10.3 million increase in the net loss.

    Net cash used in investing activities for the nine months ended September 30, 1998 decreased $34.8 million to $14.3 million from $49.1 million for the nine months ended September 30, 1997. The decrease is primarily attributable to the decrease in the cash used to acquire businesses of $44.2 million.

    Net cash provided by financing activities for the nine months ended September 30, 1998 increased $4.7 million to $21.0 million from $16.3 million for the nine months ended September 30, 1997. The increase is primarily attributable to the net increase in borrowings under the new and old revolving credit facilities of $12.7 million which was offset by the payment of $5.0 million in notes payable and an increase in the book overdraft of $7.8 million.

OTHER MATTERS

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

    Management believes that the adoption of SFAS Nos. 131, 132 and 133 will not have a material impact on the consolidated financial statements of the Company.

Year 2000

    The Year 2000 problem is pervasive and complex, as virtually all computer systems operations could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether computer systems will properly recognize date sensitive information when the year rolls over to 2000. Systems that do not properly recognize such information could result in erroneous data or cause complete system failures. As part of the Company's Year 2000 readiness program, Management has evaluated the hardware and software for financial and non-financial systems as follows:

    o The Company's information systems infrastructure consists of both software and hardware utilized to manage the corporate financial systems and the operation of our 464 stores. The Company's corporate financial systems and store operations are maintained on a third party software program developed by High Touch Inc. ("High Touch"). On June 1, 1998, the Company signed a software licensing agreement with High Touch which provides for the release of a Year 2000 compliant version of the High Touch software (i.e. Version 13) by March 31, 1999. The Company is in continuous discussions with High Touch regarding the delivery of Version
        13. The remaining third party software products utilized by the Company are currently Year 2000 compliant. The total costs of purchasing software which is specifically Year 2000 compliant is expected to be approximately $0.8 million, of which $0.7 has already been incurred as of September 30, 1998.

    o The hardware utilized within our financial information systems infrastructure must also be compatible with the Year 2000 compliant software in order to ensure a smooth transition to the new millenium. In June, 1998 the Company performed a review of the Company's hardware in use with the corporate financial systems and store operations. As a result of this review, the Company has estimated the cost of replacing or upgrading the hardware which will not be compatible with the Year 2000 compliant software to be approximately $0.5 million. The Company is currently implementing a plan to replace this hardware by March 31, 1999.

    o The Company's electronics and appliance vendors are generally multi-national manufacturers of name brand products. These manufacturers have reviewed their products for possible Year 2000 conflicts in their annual lineups for each of the last several years. Based on the nature of its business and systems and the aforementioned facts, the Company believes there will be no significant Year 2000 complications with its rental products.

    o Non-financial systems such as telephone and HVAC (e.g. heating and cooling systems) will be evaluated by March 1999. The total cost of fixing the potential Year 2000 related problems associated with these non-financial systems is not expected to be significant.

    In summary, if the Company does not successfully obtain a Year 2000 compliant software product from High Touch, our information systems which utilize date-sensitive information (such as customer rental agreements) would be adversely affected. In such a scenario, the Company would experience significant difficulty in maintaining, updating and creating new customer rental agreements and would have to implement procedures to manually maintain this information. However, the Company believes that its information systems infrastructure will successfully handle the rollover to the year 2000 and that the problem will not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

HOME CHOICE HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    A.   Exhibits

    The following exhibit is filed as part of this report

    Exhibit No.         Description

    10.1                    Second Amendment to Comerica Credit Agreement

    27.1                    Financial Data Schedule

    B. Reports on Form 8-K

    1. On September 11, 1998, the Registrant filed a report on Form 8-K to announce the signing of a definitive Agreement and Plan of Merger with Rent-Way, Inc.

    2. On October 30, 1998, the Registrant filed a report on Form 8-K to announce financial results for the three and nine month periods ended September 30, 1998


SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

Date:  November 12, 1998

    HOME CHOICE HOLDINGS, INC. (Registrant)

    /s/ John T. Egeland
--------------------------------
John T. Egeland
Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                         EXHIBIT
--------                       -------
10.1        Second  Amendment to Credit  Agreement  between Home Choice
            Holdings,  Inc. and Comerica Bank-Texas as lender and agent for certain other lenders

27.1        Financial Data Schedule